Form 10-Q
period 2015-03-31
Spirit International, Inc.
filed 2015-05-20
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-197056

Spirit International, Inc.
(Exact name of registrant as specified in its charter)
Nevada	38-3926700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2620 Regatta Drive, Suite 102, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(702) 359-0881

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of March 31, 2015, the Registrant has 5,000,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRIT INTERNATIONAL, INC

INTERIM FINANCIAL STATEMENTS (unaudited)

for the three months ended March 31, 2015

1

SPIRIT INTERNATIONAL, INC

BALANCE SHEETS

(in U.S. Dollars)

ASSETS	March 31 2015	December 31, 2014
	(unaudited)

Current Assets:
Cash and cash equivalents	2,820	2,410
Accounts receivable	-	500
Total current assets	2,820	2,910

TOTAL ASSETS	2,820	2,910

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	-	2,407
Loan from related party	13,850	7,413
Other payables	75,000	75,000

Total Liabilities	88,850	84,820

Stockholder’s Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	500	500
Accumulated deficit	(86,530)	(82,410)

Total Stockholder's Deficit	(86,030)	(81,910)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	2,820	2,910

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(unaudited)

	Three months ended March 31,	Period from inception (March 10, 2014) to March 31,
	2015	2014

Revenue	-	-

Operating expenses:
General and administrative:-
Other costs	120	-
Professional fees:-
- Auditor’s fees	4,000	-
- Setup costs	-	599

Total operating expenses	(4,120)	(599)

Net loss	(4,120)	(599)

Weighted-average number of common shares outstanding - basic and diluted	5,000,000	5,000,000

Net loss per share - basic and diluted	-	-

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(unaudited)

	Three months ended March 31,	Period from inception (March 10, 2014) to March 31,
	2015	2014
	$	$

Cash Flows from Operating Activities

Net loss	(4,120)	(599)

Changes in operating assets and liabilities:
Accounts receivable	500	-
Accounts payable and accrued liabilities	(2,407)	-
Short term borrowings - related party	6,437	599
Net cash provided by operating activities	410	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Increase in cash and cash equivalents	410	-

Cash and cash equivalents at beginning of the period	2,410	-

Cash and cash equivalents at end of the period	2,820	-

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Spirit International, Inc. (the “Company”) is a Nevada Corporation incorporated on March 10, 2014. The Company plans to market a unique brand and Australian whiskey for export to Western Europe and the Middle East.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of its operations and its cash flows for the periods ended March 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2015 the Company has an accumulated deficit from operations of $86,530 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $86,030. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Intangible Assets

Identifiable intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, generally on a straight-line basis, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews indefinite intangible assets for impairment annually, if events or changes in circumstances indicate that the asset might be impaired. The carrying value of an intangible asset is assessed for impairment when anticipated future undiscounted cash flows from an intangible asset are estimated to be less than its carrying value. The amount of impairment loss recognized is the amount the carrying value exceeds its fair value. The initial determination and subsequent evaluation for impairment of acquired intangible assets requires management to make significant judgments and estimates. Subsequent reversal of a previously recognized impairment loss is prohibited.

Property, plant and equipment

The Company does not own any property, plant and equipment.

Intellectual Properties

The Company has adopted the provisions of ASC 350-50, Website Development Costs. All costs incurred during the planning phase of a website are expensed as research and development.

Costs incurred in the development stage, including the purchase of a domain name, are capitalized and reviewed annually for impairment.

Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.

Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and is tested for impairment annually.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured.

The Company recognizes revenues when title has passed to the customer, which is generally when products are shipped.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

Royalty Expense

The Company recognizes royalties expenses according to its license and distribution agreement with New World Distilleries (Pty) Ltd. Royalties are based on 2% of gross profits from sales of the Blue Harbour Whiskey Brand. Royalties are expensed in the statements of operation in the period that the related revenues are recognized, in cost of goods sold.

Income taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2015, the Company had no potentially dilutive shares.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1: Quoted prices in active markets for identical instruments;

Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2015, with early adoption permitted.

Recently Adopted Accounting Pronouncements

During 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements will have a significant impact on our financial position, results of operations, or cash flow.

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

	As of March 31, 2015
	Gross Carrying Amount	Impairment	Net Carrying Amount
	$	$	$
Unamortized intangible assets

License and distribution rights for Blue Harbour Whiskey brand	75,000	(75,000)	-

Total purchased intangible assets	75,000	(75,000)	-

On June 30th, 2014 the Company, by directors resolution ratified the pre-incorporation contract signed with New World Distillery, for a license and distribution agreement for the Blue Harbour Whiskey brand. New World Distillery is an Australian whiskey distillery located in Melbourne Australia. The agreement gives the Company an exclusive rights to sell the Blue Harbour Whiskey brand in the Middle East and Europe. The license was purchased for US$75,000, including a royalty of 2% of the net profits of the licensee, which is deductible from the purchase price outstanding. The purchase price is payable on or before July 1st, 2015.

The Company purchased the whiskey distribution rights from an Australian Whiskey Distillery, however to date sales consists only of the sale of samples. Due to the decline in forecasted revenue related to the acquired intangible asset, we recorded a $75,000 impairment charge for the 2014 fiscal year.

NOTE 4 – LOAN FROM RELATED PARTY

	March 31	December 31
	2015	2014
	$	$

Loan from related party	13,850	7,413

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – OTHER PAYABLE

	March 31	December 31
	2015	2014
	$	$

Whiskey License and Distribution Agreement	75,000	75,000

The above payable arose from the acquisition of a License Agreement purchased from New World Whiskey Distillery (Pty) Ltd (an Australian corporation) to sell and distribute Blue Harbour Whiskey in the Middle East and Europe. The payable is unsecured, bears no interest and is repayable on or before July 1st, 2015. As part of the agreement, the Company will pay 2% of any net business profits earned under this license agreement, which will be deducted from the outstanding balance owing.

NOTE 6 – STOCKHOLDER’S DEFICIT

Common Stock

On October 11, 2014, the Company issued 5,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $500 cash.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $11,530 as of March 31, 2015, that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The components of these differences are as follows:
	March 31	March 31,
	2015	2014
	$	$

Net tax loss carry-forwards	4,120	599
Statutory rate	15%	15%
Expected tax recovery	618	90
Change in valuation allowance	(618)	(90)
Income tax provision	-	-

Components of deferred tax assets:
Non capital tax loss carry forwards	1,730	1,112
Less: valuation allowance	(1,730)	(1,112)
Net deferred tax asset	-	-

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Zur Dadon - Director and greater than 10% stockholder

	March 31	December 31
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	13,850	7,413

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Spirit International, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three Months Ended March 31, 2015 compared to the Period from Inception (March 10, 2014) to March 31, 2014.

Revenue for the three months ended March 31, 2015 was $-0-. Revenue for the period from inception to March 31, 2014 was $-0-.

Total operating expenses for the three months ended March 31, 2015 were $4,120 and $599 for the period from inception to March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015 we had $2,820 in cash and $2,820 in total assets, and $88,850 in total liabilities as compared to $2,410 in cash, and $2,910 in total assets, and $84,820 in total liabilities as of December 31, 2014.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the three months ending March 31, 2015 net cash of $410 was provided by operating activities, compared to net cash of $-0- provided by operating activities for the period from inception to March 31, 2014.

During the three months ended March 31, 2015, net cash of $-0- was provided by financing activities compared to net cash of $-0- for the period from inception to March 31, 2014.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

2

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zur Dadon our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based upon, and as of the date of this evaluation, Zur Dadon determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on June 27, 2014)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on June 27, 2014)

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit International, Inc.

Date: May 20, 2015	By: /s/ Zur Dadon
Zur Dadon
Chief Executive Officer

4