Form 10-Q
period 2015-06-30
Spirit International, Inc.
filed 2015-08-05
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of June 30, 2015, the Registrant has 5,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRIT INTERNATIONAL INC
INTERIM FINANCIAL STATEMENTS (unaudited)
for the six months ended June 30, 2015

SPIRIT INTERNATIONAL INC
BALANCE SHEETS

	June 30	December 31
	2015	2014
	(unaudited)
	$	$
ASSETS

Current assets:
Cash and cash equivalents	2,080	2,410
Accounts receivable	-	500

TOTAL ASSETS	2,080	2,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities :
Accounts payable and accrued liabilities	2,000	2,407
Loan from related party	17,586	7,413
Other payables	75,000	75,000
Total liabilities	94,586	84,820

Stockholder's Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	500	500
Accumulated deficit	(93,006)	(82,410)
Total Stockholder's Deficit	(92,506)	(81,910)

TOTAL LIABILTIES AND STOCKHOLDER'S DEFICIT	2,080	2,910

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,	Period from March 10, 2014 (Inception) to June 30,
	2015	2014	2015	2014
	$	$	$	$

Revenue		1,000	-	1,000

Operating expenses :
General and administrative:-

Other costs	180		300
Professional fees:-

- Auditor's fees	2,000	2,000	6,000	2,000
- Setup fees				599
- Legal fees	1,500		1,500
- Filing fees	2,796		2,796

Total operating expenses	6,476	2,000	10,596	2,599

Net loss	(6,476)	(1,000)	(10,596)	(1,599)
Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL INC

STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,	Period from March 10, 2014 (Inception) to June 30,
	2015	2014
	$

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	(10,596)	(1,599)

Changes in operating assets and liabilities:
Accounts receivable	500
Trade and other payables	(407)	2,000
Short-term borrowings from related party	10,173	99

Net cash used in operating activities	(330)	500

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of intangible assets	-
Net cash used in investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	-
Proceeds from issuance of common stock	-	500
Net cash provided by financing activities		500

Decrease in cash and cash equivalents	(330)	1,000

Cash and cash equivalents at the beginning of the period	2,410	0

Cash and cash equivalents at the end of the period	2,080	1,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL INC
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Spirit International Inc. (the “Company”) is a Nevada Corporation incorporated on March 10, 2014. The Company plans to market a unique brand and Australian whiskey for export to Western Europe and the Middle East.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These financial statements are presented in US dollars.

Fiscal Year End
The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements
The interim financial statements of the Company as of June 30, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of its operations and its cash flows for the periods ended June 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2015 the Company has a deficit from operations of $93,006 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $93,006. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

SPIRIT INTERNATIONAL, INC
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued...)
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued...)

Going concern (continued…)
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

Intellectual Properties
The Company has adopted the provisions of ASC 350-50, Website Development Costs. All costs incurred during the planning phase of a website are expensed as research and development

Costs incurred in the development stage, including the purchase of a domain name, are capitalized and reviewed annually for impairment.

Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.

Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and is tested for impairment annually.

SPIRIT INTERNATIONAL, INC
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued...)
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

Accounts payable and accrued liabilities
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

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

Royalty Expense
The Company recognizes royalties expenses according to its license and distribution agreement with New World Distilleries (Pty) Ltd. Royalties are based on 2% of the net profits of any business made throughout Europe and the Middle East on the Blue Harbour Whiskey Brand. Royalties are expensed in the statements of operation in the period that the related revenues are recognized, in cost of goods sold.

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

Earnings per Share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2015, the Company had no potentially dilutive shares.

SPIRIT INTERNATIONAL, INC
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued...)
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

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

Recent Accounting Standards Updates
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

Recently Adopted Accounting Pronouncements
During the year ended December 31, 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 will have a significant impact on our financial position, results of operations, or cash flow.

SPIRIT INTERNATIONAL, INC
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)
(unaudited)

NOTE 3 – PURCHASED INTANGIBLE ASSETS, NET

Intangible assets, which included the acquisition costs of license and distribution rights for the Company’s Whiskey products were written off due to impairment in the fiscal year ended December 31, 2014.

The Company purchased the whiskey distribution rights from an Australian Whiskey Distillery, however sales consisted only of the sale of samples. Due to the decline in forecasted revenue related to the acquired intangible asset, a $75,000 impairment charge was recorded for the 2014 fiscal year.

	June 30	December 31
NOTE 4 – LOAN FROM RELATED PARTY	2015	2014
	$	$

Loan from related party	17,586	7,413

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

	June 30	December 31
NOTE 5 – OTHER PAYABLE	2015	2014
	$	$

Whiskey License and Distribution Agreement	75,000	75,000

The above payable arose from the acquisition of a License Agreement purchased from New World Whiskey Distillery (Pty) Ltd (an Australian corporation) to sell and distribute Blue Harbour Whiskey in the Middle East and Europe. The payable is unsecured, bears no interest and is repayable on or before July 1st, 2015. Per Zur Dadon, the payment has not yet been made and discussions are being held for an extension of the agreement. As part of the agreement, the Company will pay 2% of any net business profits earned under this license agreement, which will be deducted from the outstanding balance owing.

SPIRIT INTERNATIONAL, INC
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)
(unaudited)

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $18,006 as of June 30, 2015, that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The components of these differences are as follows:

	June 30	June 30
	2015	2014
	$	$
Net tax loss carry-forwards	18,006	1,600
Statutory rate	15%	15%
Expected tax recovery	2,701	240
Change in valuation allowance	(2,701)	(240)
Income tax provision	-	-

	June 30	December 31
	2015	2014
Components of deferred tax assets:	$	$
Non capital tax loss carry forwards	2,701	1,112
Less: valuation allowance	(2,701)	(1,112)
Net deferred tax asset	-	-

SPIRIT INTERNATIONAL, INC
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Zur Dadon - Director and greater than 10% stockholder

	June 30	December 31
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	17,586	7,413

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Spirit International, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three Months Ended June 30, 2015 compared to the Period from Inception (March 10, 2014) to June 30, 2014.

Revenue for the three months ended June 30, 2015 was $-0-. Revenue for the period from inception to June 30, 2014 was $1,000.

Total operating expenses for the three months ended June 30, 2015 were $6,476 and $2,599 for the period from inception to June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015 we had $2,080 in cash and $2,080 in total assets, and $94,586 in total liabilities as compared to $2,410 in cash, and $2,910 in total assets, and $84,820 in total liabilities as of December 31, 2014.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the six months ending June 30, 2015 net cash of $(330) was provided by operating activities, compared to net cash of $500 provided by operating activities for the period from inception to June 30, 2014.

During the six months ended June 30, 2015, net cash of $-0- was provided by financing activities compared to net cash of $500 for the period from inception to June 30, 2014.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zur Dadon our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015. Based upon, and as of the date of this evaluation, Zur Dadon determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on June 27, 2014)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on June 27, 2014)

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit International, Inc.

Date: August 5, 2015	By: /s/ Zur Dadon
Zur Dadon
Chief Executive Officer

