Form 10-Q
period 2015-09-30
Spirit International, Inc.
filed 2015-11-03
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of September 30, 2015, the Registrant has 5,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRIT INTERNATIONAL INC
INTERIM FINANCIAL STATEMENTS (unaudited)
for the nine months ended September 30, 2015

SPIRIT INTERNATIONAL INC
BALANCE SHEETS

	September 30	December 31
	2015	2014
	(unaudited)
	$	$
ASSETS

Current assets:
Cash and cash equivalents	3,030	2,410
Accounts receivable	-	500

TOTAL ASSETS	3,030	2,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities :
Accounts payable and accrued liabilities	2,000	2,407
Loan from related party	24,502	7,413
Other payables	75,000	75,000
Total liabilities	101,502	84,820

Stockholder's Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	500	500
Accumulated deficit	(98,972)	(82,410)
Total Stockholder's Deficit	(98,472)	(81,910)

TOTAL LIABILTIES AND STOCKHOLDER'S DEFICIT	3,030	2,910

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,	Period from March 10, 2014 (Inception) to September 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	1,040	1,500	1,040	2,500
Cost of sales	800	-	800	-
	240	1,500	240	2,500
Operating expenses:
General and administrative:-
Other costs	90	60	390	60
Professional fees:-
- Auditor's fees	2,000	2,000	8,000	4,000
- Setup fees				599
- Legal fees	1,500	2,000	3,000	2,000
- Filing fees	2,616	1,254	5,412	1,254

Total operating expenses	6,206	5,314	16,802	7,913

Net loss	(5,966)	(3,814)	(16,562)	(5,413)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,	Period from March 10, 2014 (Inception) to September 30,
	2015	2014
	$

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	(16,562)	(5,413)

Changes in operating assets and liabilities:
Accounts receivable	500
Trade and other payables	(407)	-
Short-term borrowings from related party	17,089	7,413

Net cash used in operating activities	620	2,000

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of intangible assets	-
Net cash used in investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	-
Proceeds from issuance of common stock	-	500
Net cash provided by financing activities		500

Decrease in cash and cash equivalents	620	2,500

Cash and cash equivalents at the beginning of the period	2,410	0

Cash and cash equivalents at the end of the period	3,030	2,500

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2015, and the results of its operations and its cash flows for the periods ended September 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015 the Company has a deficit from operations of $98,972 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $98,472. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2015, the Company had no potentially dilutive shares.

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

	September	December 31
NOTE 4 – LOAN FROM RELATED PARTY	2015	2014
	$	$

Loan from related party	24,502	7,413

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

	September	December 31
NOTE 5 – OTHER PAYABLE	2015	2014
	$	$

Whiskey License and Distribution Agreement	75,000	75,000

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $16,625 as of September 30, 2015, that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The components of these differences are as follows:

	September	September 30
	2015	2014
	$	$
Net tax loss carry-forwards	16,652	5,413
Statutory rate	15%	15%
Expected tax recovery	2,498	812
Change in valuation allowance	(2,498)	(812)
Income tax provision	-	-

	September	December 31
	2015	2014
Components of deferred tax assets:	$	$
Non capital tax loss carry forwards	2,498	1,112
Less: valuation allowance	(2,498)	(1,112)
Net deferred tax asset	-	-

SPIRIT INTERNATIONAL, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Zur Dadon - Director and greater than 10% stockholder

	September 30	December 31
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	24,502	7,413

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Spirit International, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three Months Ended September 30, 2015 compared to the Period from Inception (March 10, 2014) to September 30, 2014.

Revenue for the three months ended September 30, 2015 was $1,040. Revenue for the period from inception to September 30, 2014 was $2,500.

Total operating expenses for the three months ended September 30, 2015 were $6,206 and $7,913 for the period from inception to September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015 we had $3,030 in cash and $3,030 in total assets, and $101,502 in total liabilities as compared to $2,410 in cash, and $2,910 in total assets, and $84,820 in total liabilities as of December 31, 2014.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the nine months ending September 30, 2015 net cash of $620 was provided by operating activities, compared to net cash of $2,000 provided by operating activities for the period from inception to September 30, 2014.

During the nine months ended September 30, 2015, net cash of $-0- was provided by financing activities compared to net cash of $500 for the period from inception to September 30, 2014.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zur Dadon our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015. Based upon, and as of the date of this evaluation, Zur Dadon determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Spirit International, Inc.

Date: November 3, 2015	By: /s/ Zur Dadon
Zur Dadon
Chief Executive Officer

