Form 10-K
period 2015-12-31
Spirit International, Inc.
filed 2016-03-31
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31st, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-197056

Spirit International Inc.

(Exact name of registrant as specified in its charter)

Nevada	38-3926700
(State of incorporation)	(I.R.S. Employer Identification No.)

2620 Regatta Drive Suite 102 Las Vegas	89128
(Address of principal executive offices)	(Zip Code)

(702) 359-0881

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of December 31, 2015 the Registrant has 5,000,000 shares of common stock issued and outstanding.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements about Spirit business, financial condition, and prospects that reflect Spirit management’s assumptions and beliefs based on information currently available. Spirit can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of Spirit assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within Spirit control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the product we distribute, sufficient user numbers, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of the industry in which Spirit functions.

There may be other risks and circumstances that management may be unable to predict to sustain operations. When used in this prospectus, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Spirit International, Inc. was incorporated in the State of Nevada on March 10, 2014 under the same name. Since inception, Spirit has generated only $3,000 in revenues, and has accumulated losses in the amount of $26,556 as of audit date December 31, 2015. Spirit has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. Spirit had signed a License and Distribution Agreement with New World Whisky Distilleries Pty. Ltd. under which Spirit had received the right for distribution in Europe and the Middle East as more fully described herein. During 2015, New World Whisky Distilleries Pty. Ltd. informed the Company that although it would remain a distributor of their products, they could no longer provide exclusivity to the Company. Therefore, we are no longer the sole distributor of New World Whisky Distilleries Pty. Ltd.

The terms of our licence agreement were that we had to pay $75,000 by or on July 1st, 2015. Royalties were calculated at 2% of gross profits earned from all sales under this agreement. Royalties would be paid to New World and then deducted from the $75,000 owed to the licensor. During 2015, New World Whiskey Distilleries Pty Ltd, agreed to waive our liability to them of $75,000 and allow us to work on a best efforts basis. Royalties remain 2% of gross profits earned under our agreement.

Mr. Dadon heard about the product from a friend that lives in Australia, the product is being sold in Australia. Mr Dadon has started working already compiling list of wholesalers and Distributors that he is cold calling to introduce the product to. The plan at this time is that he is also interviewing sales people that he can hire on a commission bases so that he does not need to spend any additional funds at this time.

Our agreement with New World is that they are going to be drop shipping to our clients. They would be responsible to deal with all government and industry regulations as well as any import licenses and dealing with government tariffs laws and taxes, duties to be paid.

Spirit has yet to commence full scale planned operations. As of the date of this Registration Statement, Spirit has commenced only minimal operations and has generated only minimal revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services. Spirit believes that, if it obtains the proceeds from this offering, it will be able to implement the full business plan and conduct business pursuant to the business plan for the next twelve months.

Spirit has signed a License and Distribution Agreement with New World Whisky Distilleries Pty. Ltd. under which Spirit has received the non-exclusive right for distribution in Europe and the Middle East.

New World Whisky Distilleries Pty. Ltd. has an ambition to be the leading Australian premium whisky company, building a consumer brand amongst spirit drinkers.

The global financial crisis has shifted wealth: both with regards to who has it, and how it is being spent. However, premium brands have continued to show strong growth. With 10% growth rate anticipated for this year for a total of $340.6 billion, that increase would mark the third straight year that luxury-goods sales have seen a growth rate of at in excess of 10% (Bain & Co. annual study October 2012). The study also finds a generational shift under way as new and young consumers seek significantly different experiences from luxury consumption.

Driving this growth is the developing middle/upper class in emerging markets like Asia, South America, Eastern Europe and India. And whisky, especially for premium branded whisky, is capitalizing on this shift and the generational opportunity developing markets afford. In the traditional western markets where whisky has been established longer, the aging population and increasing discernment across all whisky segments is creating strong demand for premium whiskies. Even in the traditional wine cultures of southern Europe, younger consumers are being increasingly attracted to whisky as part of their modern whisky repertoire.

The new whisky drinker is proving more experimental and there is also a movement away from lighter blended whiskies, evidenced by the recent growth of single malts, premium bourbons and specialists offerings from the new micro whisky distilleries. The growing opportunity in Australia and worldwide for an outstanding malt whisky, at an attractive price, is a fundamental reason why this company was established.

Australian wines are known and loved around the world for their taste, quality, and craftsmanship, and we aim to leverage this reputation in our efforts to build this premium brand.

New World Whisky Distilleries Pty. Ltd.’s whisky is produced in Melbourne, which offers the perfect climate to produce the whisky; the maturation period is shorter than traditional scotch whiskies – reducing inventory holding costs while maintaining its premium quality. This is a significant strategic advantage of our business that we aim to leverage to maximum effect.

The Distillery uses Australian malted barley that is malted to specific requirements, Victorian water, a bespoken hybrid yeast strain and copper pot stills manufactured in Australia. The spirit is matured in re-coopered Australian ex-sherry barrels. The barrels are re-coopered in Australia into small casks (50/100L) to accelerate maturation under highly variable climatic conditions, allowing Victoria Valley Distribution (VVD) to produce a premium whisky within three years (legal requirements 2 years in wood); avoiding slower maturation in larger wooden vessels (e.g. 300-700L) - + 12 years in Scotland.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Spirit uses an administrative office located at 2620 Regatta Dr. Ste 102, Las Vegas, NV 89128. The administrative office is located in Nevada but our sole officer and director is located in Israel and that most of the work is done from his home. Mr. Dadon, the sole officer and director of the Company, provides the office space free of charge and no lease exists. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

Item 3. Legal Proceedings.

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for shares of our common stock. Following completion of this offering, we intend to apply to have our common stock listed for quotation on the OTCMarkets QB or Pinksheet markets.

Number of Holders

As of March 28, 2015, the Company has 5,000,000 shares of common stock issued and outstanding and no shares of the preferred.

Dividends

We have not declared or paid dividends on our common stock nor do we anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

There were no recent Sales of Unregistered Securities

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended December 31, 2015, for the sale of registered securities.

Purchases of Equity Securities.

None.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION

As of December 31, 2015, the Company had $1,441 in cash. The cash will be sufficient for 12 months assuming the minimum is raised.

The Company had revenues of $3,000 for the period from March 10, 2014 (Inception) to December 31, 2015. Net Loss for the period from March 10, 2014 (Inception) to December 31, 2014 were $82,410 and for the year ended December 31, 2015 there as a gain of $55,854. The total loss since Inception was thus $26,556. This is attributed to a gain from forgiveness of debt owed to New World Distilleries in the amount of $75,000.

Our revenues from the Company’s inception (March 10, 2014) to December 31, 2014 are attributable to $500 in sales of whiskey sample products and $2,500 from the marketing of whiskey products.

Regarding the general and administrative expenses totaling $7,410 that we incurred from the Company’s inception (March 10, 2014) to December 31, 2014, (i) $1,661 is attributable to filing fees paid to our filing agent for the preparation and submission of our previous Form S-1, (ii) $150 is attributable to bank charges and transfer fees, (iii) $6,000 is attributable to payments to our auditors for our 2014 interim audit and two quarterly reviews, (iv) $2,000 is attributable to the payment of our securities attorney for the preparation of the previous Form S-1, and (v) $599 is attributable to the costs of incorporating the Company. This is compared to the year ended December 31, 2015 where general and administrative expense totaled $19,146, (i) is attributed to filing fees paid to our filing agent for the preparation and submission of our quarterly and annual reports, (ii) $479 is attributed to bank charges and transfer fees, (iii) $10,000 is attributed to payments to our auditors for quarterly reviews for the each quarterly period for year ended December 31, 2015, and (iv) $4,500 was paid to our securities attorney for preparation of the quarterly reports.

Management considers the impairment of its intangible assets at least annually. Regarding the basis for management’s decision to fully impair the intangible asset associated with the license and distribution rights with New World, we considered factors such as our historical and current period operating and cash flow losses and our projected sales over the next twelve months as the Company markets the Blue Harbor Brand in Europe and the Middle East. We are still in our development stage and our revenue from the sale of goods only consists or the sale of Blue Harbor sample products to prospective customers. Our success with our Blue Harbor Brand requires us to raise a minimum in this offering and market ourselves successfully. Management has therefore taken a conservative approach in estimating our expected future cash flows attributable to this intangible asset, which, at the date of the balance sheet, was considered less than the carrying amount of the asset and we subsequently recognized an impairment loss for the full value of the intangible asset.

RESULTS OF OPERATIONS

The twelve months ended December 31, 2015 and 2014

We recorded no revenues for the year ended December 31, 2015 and $3,000 for the period from March 10, 2014 (inception) through December 31, 2014.

For the year ending December 31, 2015, general and administrative expenses were $19,146. For the period from March 10, 2014 (Inception) to December 31, 2014, general and administrative expenses were $10,410.

Operating expenses, consisting solely of general and administrative expenses in the year ended December 31, 2015. General and administrative expenses consist primarily of filing fees, professional fees including auditor fees, legal fees, and setup costs.

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months Ended December 31, 2015

As of December 31, 2015, we had assets totaling $1,441 and our total liabilities were $27,497, comprised of $4,000 in accounts payable and accrued liabilities, and $23,497 in a loan from related party.

As of December 31, 2014, we had $2,910 in assets and $84,820 in liabilities. Stockholders’ deficit decreased from $(81,910) as of December 31, 2014 to $(26,056) as of December 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the twelve months ended December 31, 2015 cash provided by financing activities was $16,084, which consists of proceeds from related party loan of $16,084.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing.

We estimate that within the next 12 months we will need approximately $200,000 for acquisition of inventory, marketing and developing a distribution chain.

We cannot be certain that the required additional financing will be available or available on terms favorable to us. We currently do not have any arrangements or commitments in place for any other financings. If additional funds are raised by the issuance of our equity securities, existing stockholders will experience dilution of their ownership interest. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with equity sales or loans. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2015 the Company has an accumulated deficit from operations of $26,556 and has not earned any revenues to cover operating costs and has a working capital deficit of $26,056 as of December 31, 2015. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

SPIRIT INTERNATIONAL, INC

FINANCIAL STATEMENTS

For the year ended December 31, 2015

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Spirit International, Inc.

We have audited the accompanying balance sheets of Spirit International, Inc (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholder’s deficit and cash flows for the periods from inception (March 10, 2014) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spirit International, Inc as of December 31, 2015 and 2014 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2015 the Company has a working capital deficit and does not have the cash resources sufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 15, 2016

SPIRIT INTERNATIONAL, INC

BALANCE SHEETS

(in U.S. Dollars)

As of

	December 31, 2015	December 31, 2014
	$	$

ASSETS
Current Assets:
Cash and cash equivalents	1,441	2,410
Accounts receivables	-	500

TOTAL ASSETS	1,441	2,910

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	4,000	2,407
Loan from related party	23,497	7,413
Other payables	-	75,000
Total liabilities	27,497	84,820

Stockholder’s Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2015 and 2014	500	500
Accumulated deficit	(26,556)	(82,410)

Total Stockholder’s Deficit	(26,056)	(81,910)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	1,441	2,910

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF OPERATIONS

(in U.S. Dollars)

	Year ended December 31, 2015	Period from March 10, 2014 (Inception) to December 31, 2014
	$	$

Revenue
Marketing	-	2,500
Sales	-	500
Total revenue	-	3,000

Operating expenses:
General and administrative expenses :
- Filing fees	4,167	1,661
- Other costs	479	150
- Professional fees:-
Auditor’s fees	10,000	6,000
Legal fees	4,500	2,000
Setup costs	-	599
Total operating expenses	(19,146)	(10,410)

Loss from operations	(19,146)	(7,410)

Other income (expenses):
Impairment of intangible asset	-	(75,000)
Gain on forgiveness of debt	75,000	-

Net income/(loss)	55,854	(82,410)

Earnings/(loss) per share - basic and diluted:

Net earnings (loss) per share attributable to common stockholders	0.01	(0.02)

Weighted average number of common shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF STOCKHOLDER’S DEFICIT

for the period from MARCH 10, 2014 (INCEPTION) to DECEMBER 31, 2015

(in U.S. Dollars)

	Common Stock		Accumulated	Total Stockholder’s
	Shares	Amount	Deficit	Deficit
		$	$	$

Inception (March 10, 2014)	-	-	-	-

Common stock issued for cash at $0.0001 per share	5,000,000	500	-	500

Loss for the period	-	-	(82,410)	(82,410)

Balance at December 31, 2014	5,000,000	500	(82,410)	(81,910)

Income for the year	-	-	55,854	55,854

Balance at December 31, 2015	5,000,000	500	(26,556)	(26,056)

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

	For the year ended December 31, 2015	Period from March 10, 2014 (Inception) to December 31, 2014
	$	$
Cash Flows from Operating Activities

Net income / (loss)	55,854	(82,410)

Reconciliation of net loss to net cash used in operating activities:
Impairment of intangible asset	-	75,000
Gain on forgiveness of debt	(75,000)

Changes in operating assets and liabilities:
Accounts receivables	500	(500)
Accounts payable and accrued expenses	1,593	2,407
Net cash used in operating activities	(17,053)	(5,503)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	500
Proceeds from related party loan	16,084	7,413
Net cash provided by financing activities	16,084	7,913

(Decrease)/increase in cash and cash equivalents	(969)	2,410

Cash and cash equivalents at beginning of the period	2,410	-

Cash and cash equivalents at end of the period	1,441	2,410

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Business

Spirit International, Inc. (the “Company”) is a Nevada Corporation incorporated on March 10, 2014. The Company plans to market a unique brand of Australian whiskey for export to Western Europe and the Middle East.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2015 the Company has an accumulated deficit from operations of $26,556 and has not earned any revenues to cover operating costs and has a working capital deficit of $26,056. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

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

Impairment of Long-Lived Assets

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically reviews whether changes have occurred that would require revisions to the carrying amounts of its definite lived, long-lived assets. When the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As at December 31, 2015 the Company had no potentially dilutive shares.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11 “Simplifying the Measurement of Inventory”; guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – LOAN FROM RELATED PARTY

	December 31, 2015	December 31, 2014
	$	$

Loans from related party	23,497	7,413

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – OTHER PAYABLES

	December 31, 2015	December 31, 2014
	$	$

New World Whiskey Distilleries (Pty) Ltd - License and Distribution Agreement	-	75,000

The above payable arose from the acquisition of a License Agreement purchased from New World Whiskey Distillery (Pty) Ltd (an Australian corporation) to sell and distribute Blue Harbour Whiskey in the Middle East and Europe. The payable was unsecured, bore no interest and was repayable on or before July 1st, 2015. As part of the agreement, the Company will pay 2% of any net business profits earned under this license agreement, which would be deducted from the outstanding balance owing.

During 2015, due to the decline in forecasted revenue related to the Licence and Distribution agreement, New World Whiskey Distilleries agreed to write off amounts owing to them which resulted in a gain from debt forgiveness of $75,000.

NOTE 6 – STOCKHOLDER’S DEFICIT

Common Stock

On October 11, 2014, the Company issued 5,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $500 cash.

NOTE 7 – INCOME TAXES

	December 31, 2015	December 31, 2014
	$	$
Deferred tax assets:
Net operating loss before non-deductible items	55,854	(82,410)
(Less)/Add: non-deductible (income) / loss	(75,000)	75,000
Net operating loss after non-deductible items	(19,146)	(7,410)
Tax rate	15%	15%
Total deferred tax assets	2,872	1,112
Less: Valuation allowance	(2,872)	(1,112)
Net deferred tax assets	-	-

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties :

Zur Dadon - Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	December 31, 2015	December 31, 2014
	$	$
Balance sheet:
Loan from related party - Director	23,497	7,413

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

F-10

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting.

Zur Dadon, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)	Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of December 31, 2015, our internal control over financial reporting is not effective based on those criteria.

Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth information regarding our executive officer and directors.

Name and Address	Age	Position(s)

Zur Dadon	24	Director, President, CFO,CEO, Secretary, Treasurer, Principle Accounting Officer

* For period from Inception (March 10, 2014) through current, Mr. Zur Dadon serves as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principle Accounting Officer, and sole Director of the Company.

Zur Dadon – President, Secretary, Treasurer and Director -

March 2009-2012 Elite Paratrooper Unit in the Israel Defense Force. Was the rank of a Sergeant and commanded over a platoon.

March 2012- to present. Manager at a bar/restaurant called Alma. He is in charge of overseeing the employee’s, seeing to it that they perform their individually specific tasks. Zur is also in charge of supplying and maintain the food and alcohol inventory in the restaurant. This requires Zur to interact and organize on a daily basis with varies different suppliers.

As a commander of a platoon in the IDF, Mr Dadon showed the type of leadership skills necessary to qualify him to be in charge of a business. Based on his based 2 years of managerial experience at Alma, Mr. Dadon is very much a people person, therefore he exhibits the skills necessary to operate and market the sales of this company.

Resignations.

There have been no resignations.

Family Relationships.

There is no family relationship between any of our officers or directors.

Involvement in Legal Proceedings.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance.

None of our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Board Committees.

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert.

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics.

We do not have a code of ethics.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our President, Secretary, Treasurer, and Director who occupied such position as of the date of this Prospectus, for all services rendered in all capacities to us for the period from Inception (March 10, 2014) through December 31, 204. The Company does not have employment agreements with any of the persons named below (and has not presently entered into such agreements with any such persons), and does not pay them a salary or other compensation at the present time We also do not currently have any benefits, such as health or life insurance, available to our employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)(2)	Options Awards (#shares)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (U S$)

Zur Dadon	2015	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 25, 2016 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The following table sets forth the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we cannot guarantee. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Before Offering	After Offering

Common Stock	Zur Dadon	5,000,000	100%	55.55%
All Officers and Directors		5,000,000	100%	55.55%

1.	The address of each executive officer and director is c/o Spirit, 2620 Regatta Dr. Ste. 102, Las Vegas, NV 89128.

2.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.	On March 11, 2014, the Company issued 5,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $500 stock subscription receivable. Proceeds from this stock issuance were received on May 13, 2014 in full.

4.	Assumes the sale of the maximum amount of this offering (4,000,000 shares of common stock) by Spirit. The aggregate amount of shares to be issued and outstanding after the offering is 9,000,000.

Item 13. Certain Relationships and Related Transactions and Director Independence.

For the year ended December 31, 2015, there where no related party transactions.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

 Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 10-Q, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $6,000 respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2015 and 2014, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on June 27, 2014)*

3.2	Bylaws of the Registrant*

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act

* filed as the corresponding exhibit to the Form S-1 (Registration No. 333-197056) effective as of May 14, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT INTERNATIONAL INC.

Dated: March 31, 2016	By:	/s/ Zur Dadon
	Title:	President CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2016	By:	/s/ Zur Dadon
	Title:	President CEO, and Director

