Form 10-Q
period 2016-03-31
Spirit International, Inc.
filed 2016-05-19
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Registrant’s telephone number, including area code (327) 560-5217

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of March 31, 2016, the Registrant has 5,000,000 shares of common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRIT INTERNATIONAL, INC

INTERIM FINANCIAL STATEMENTS

(unaudited)

for the three months ended March 31, 2016

3

SPIRIT INTERNATIONAL, INC

BALANCE SHEETS

(in U.S. Dollars)

	March 31, 2016	December 31, 2015
	(unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	706	1,441
Accounts receivable	2,000	-
Advances to supplies	500	-
Total current assets	3,206	1,441

TOTAL ASSETS	3,206	1,441

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	3,910	4,000
Loan from related party	36,037	23,497

Total Liabilities	39,947	27,497

Stockholder’s Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	500	500
Accumulated deficit	(37,241)	(26,556)

Total Stockholder’s Deficit	(36,741)	(26,056)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	3,206	1,441

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(unaudited)

	Three months ended March 31,
	2016	2015
Revenue	2,000	-

Operating expenses:
General and administrative:-
Filing fees	2,555	-
Other costs	130	120
Professional fees:-
- Auditor’s fees	8,000	4,000
- Legal fees	2,000	-

Total operating expenses	(12,685)	(4,120)

Net loss	(10,685)	(4,120)

Net loss per share - basic and diluted

Net loss per common share, basic and diluted, attributable to common shareholders	-	-

Weighted-average number of common shares outstanding - basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(unaudited)

	Three months ended March 31,
	2016	2015
	$	$
Cash Flows from Operating Activities

Net loss	(10,685)	(4,120)

Changes in operating assets and liabilities:
Accounts receivable	(2,000)	500
Advances to suppliers	(500)	-
Accounts payable and accrued liabilities	(90)	(2,407)
Short term borrowings - related party	12,540	6,437
Net cash provided by operating activities	(735)	410

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Increase in cash and cash equivalents	(735)	410

Cash and cash equivalents at beginning of the period	1,441	2,410

Cash and cash equivalents at end of the period	706	2,820

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2016, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2016, and the results of its operations and its cash flows for the period ended March 31, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2016 the Company has an accumulated deficit from operations of $37,241 and has not earned revenues sufficient to cover operating costs and has a working capital deficit of $36,741. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As at March 31, 2016 the Company had no potentially dilutive shares.

Recent Accounting Pronouncements

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

NOTE 3 – LOAN FROM RELATED PARTY

	March 31, 2016	December 31, 2015
	(unaudited)
	$	$
Loan from related party	36,037	23,497

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On October 11, 2014, the Company issued 5,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $500 cash.

NOTE 5 – INCOME TAXES

	March 31, 2016	December 31, 2015
	(unaudited)
	$	$
Deferred tax assets:
Net operating loss before non-deductible items	(10,685)	55,854
Less: non-taxable income	-	(75,000)
Net operating loss after non-deductible items	(10,685)	(19,146)
Tax rate	15%	15%
Total deferred tax assets	1,603	2,872
Less: Valuation allowance	(1,603)	(2,872)
Net deferred tax assets	-	-

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Zur Dadon	- Director and greater than 10% stockholder

	March 31, 2016	December 31, 2015
	(unaudited)
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	36,037	23,497

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 7 – SUBSEQUENT EVENTS

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Spirit International, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Comparison for the three months ended March 31, 2016 and 2015

Revenue for the three months ended March 31, 2016 and 2015 were $2,000 and $-0-.

General and administrative costs for the three months ended March 31, 2016 and 2015 were $12,685 and $4,120.

Total operating expenses for the three months ended March 31, 2016 and 2015 were $12,685 and $4,120

Liquidity and Capital Resources

As of March 31, 2016 we had $706 in cash and $3,206 in total assets, and $39,947 in total liabilities as compared to $1,441 in cash, and $1,441 in total assets, and $27,497 in total liabilities as of December 31, 2015.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing. However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the three months ending March 31, 2016 net cash of $(735) was provided by operating activities, compared to net cash of $410 provided by operating activities for the three months ended March 31, 2015.

During the three months ended March 31, 2016, net cash of $-0- was provided by financing activities compared to net cash of $-0- for the three months ending March 31, 2015.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

4

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zur Dadon our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2016. Based upon, and as of the date of this evaluation, Zur Dadon determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit International, Inc.

Date: May 19, 2016	By:	/s/ Zur Dadon
Zur Dadon
Chief Executive Officer

7