Form 10-Q
period 2016-06-30
Spirit International, Inc.
filed 2016-08-09
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

[X] Yes[  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes[  ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]Yes [X] No

As of June 30, 2016, the Registrant has 5,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRIT INTERNATIONAL INC
INTERIM FINANCIAL STATEMENTS (unaudited)
for the six months ended June 30, 2016

SPIRIT INTERNATIONAL, INC

BALANCE SHEETS

(in U.S. Dollars)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS	$	$
Current Assets:
Cash and cash equivalents	3,823	1,441
Accounts receivable	2,000	—
Advances to supplies	500	—

TOTAL ASSETS	6,323	1,441

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	2,000	4,000
Loan from related party	38,037	23,497

Total Liabilities	40,037	27,497

Stockholder’s Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	500	500
Accumulated deficit	(34,214)	(26,556)

Total Stockholder’s Deficit	(33,714)	(26,056)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	6,323	1,441

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months period Ended June 30,		Six Months period Ended June 30,
	2016	2015	2016	2015

Revenue	5,000	-	7,000	-

General and administrative:-
Professional fees
- Auditors’ fees	2,000	2,000	10,000	6,000
- Legal fees	—	1,500	2,000	1,500
Filling fees	(221)	2,796	2,333	2,796
Other costs	195	180	325	300
Total operating expenses	(1,974)	(6,476)	(14,658)	(10,596)

Net profit/(loss)	3,026	(6,476)	(7,658)	(10,596)

Net profit/(loss) per common share - basic and diluted:

Net profit/loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	6 Months Ended June 30, 2016	6 Months Ended June 30, 2015
	$	$

Cash Flows from Operating Activities

Net loss	(7,658)	(10,596)

Changes in operating assets and liabilities:
Accounts receivable	(2,000)	500
Trade and other payables	-	(407)
Advances to suppliers	(500)	-
Accounts payable and accrued liabilities	(2,000)	-
Net cash used by operating activities	(12,158)	(10,503)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Short term borrowings - related party	14,540	10,173
Net cash used by operating activities	14,540	10,173

Increase/(Decrease) in cash and cash equivalents	2,382	(330)

Cash and cash equivalents at beginning of the period	1,441	2,410

Cash and cash equivalents at end of the period	3,823	2,820

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2016, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2016, and the results of its operations and its cash flows for the three and six month period ended June 30, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2015, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2016 the Company has an accumulated deficit from operations of $34,214 and has not earned revenues sufficient to cover operating costs and has a working capital deficit of $33,714. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

The Company recognizes revenues when title has passed to the customer, which is generally when products are shipped. Sale consist of sale of wine product.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As at June 30, 2016 the Company had no potentially dilutive shares.

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

The following are the hierarchical levels of inputs to measure fair value:

● Level 1: Quoted prices in active markets for identical instruments;

● Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

● Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

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

NOTE 3 – LOAN FROM RELATED PARTY

	June 30, 2016	December 31, 2015
	(unaudited)
	$	$

Loan from related party	38,037	23,497

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On October 11, 2014, the Company issued 5,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $500 cash.

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended June 30, 2016 and December 31, 2015 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(7,658)	(10,596)
Statutory rate	15%	15%
Expected tax recovery	(1,149)	(1,589)
Change in valuation allowance	1,149	1,589
Income tax provision	-	-

	June 30, 2016	June 30, 2016
	(Unaudited)	(Audited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	5,132	3,983
Less: valuation allowance	(5,132)	(3,983)
Net deferred tax asset	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2016 the Company had approximately $34,214 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Zur Dadon	- Director and greater than 10% stockholder

	June 30, 2016	December 31, 2015
	(unaudited)	(Audited)
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	38,037	23,497

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Spirit International, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three and Six Months Ended June 30, 2016.

Revenue for the three and six months ended June 30, 2016 was $5,000 and $7,000.

General and administrative expenses for the three months ended June 30, 2016 was $1,974

Liquidity and Capital Resources

As of June 30, 2016 we had $3,823 in cash and cash equivalents, and $40,037 in total liabilities as compared to $1,441 in cash and cash equivalents, and $27,497 in total liabilities as of December 31, 2015.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing. However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the six months ending June 30, 2016 we used net cash of $12,158 in operating activities.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zur Dadon our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2016. Based upon, and as of the date of this evaluation, Zur Dadon determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Spirit International, Inc.

Date: August 9, 2016	By:	/s/ Zur Dadon
Zur Dadon
Chief Executive Officer

