Form 10-K
period 2016-12-31
Spirit International, Inc.
filed 2017-04-06
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31st, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of December 31, 2016 the Registrant has 5,000,000 shares of common stock issued and outstanding .

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

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Spirit International, Inc. was incorporated in the State of Nevada on March 10, 2014 under the same name. Since inception, Spirit has generated only $14,000 in revenues, and has accumulated losses in the amount of $33,122 as of audit date December 31, 2016. Spirit has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business. Spirit had signed a License and Distribution Agreement with New World Whisky Distilleries Pty. Ltd. under which Spirit had received the right for distribution in Europe and the Middle East as more fully described herein. During 2015, New World Whisky Distilleries Pty. Ltd. informed the Company that although it would remain a distributor of their products, they could no longer provide exclusivity to the Company. Therefore, we are no longer the sole distributor of New World Whisky Distilleries Pty. Ltd.

The terms of our licence agreement were that we had to pay $75,000 by or on July 1st, 2015. Royalties were calculated at 2% of gross profits earned from all sales under this agreement. Royalties would be paid to New World and then deducted from the $75,000 owed to the licensor. During 2015, New World Whiskey Distilleries Pty Ltd, agreed to waive our liability to them of $75,000 and allow us to work on a best efforts basis. Royalties remain 2% of gross profits earned under our agreement. New World Whiskey Distilleries Pty Ltd. has agreed to continue the non-exclusive rights for 2017.

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

Item 1A.  Risk Factors

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

Item 3.  Legal Proceedings

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

Number of Holders

As of March 25th 2017, the Company has 5,000,000 shares of common stock issued and outstanding and no shares of the preferred.

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

Recent Sales of Unregistered Securities

There were no recent Sales of Unregistered Securities

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended December 31, 2016, for the sale of registered securities.

Purchases of Equity Securities.

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made and reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report.

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

PLAN OF OPERATION

As of December 31, 2016, the Company had $10,459 in cash.

The Company had revenues of $11,000 for the fiscal year ended December 31, 2016. Net Loss for the fiscal year ended December 31, 2016 was $33,122 and for the fiscal year ended December 31, 2015 there as a net loss of $55,854.

Regarding the general and administrative expenses totaling $44,122 that we incurred for the fiscal year ended December 31, 2016, (i) $18,058 is attributable to filing fees paid to our filing agent for the preparation and submission of our previous Form S-1, (ii) $848 is attributable to bank charges and transfer fees, (iii) $20,000 is attributable to payments to our auditors, and (iv) $5,216 is attributable to the payment of our securities attorney for the preparation of the previous Form S-1. This is compared to the year ended December 31, 2015 where general and administrative expense totaled $19,146, (i) 4,167 is attributed to filing fees paid to our filing agent for the preparation and submission of our quarterly and annual reports, (ii) $479 is attributed to bank charges and transfer fees, (iii) $10,000 is attributed to payments to our auditors for quarterly reviews for each quarterly period for the fiscal year ended December 31, 2015, and (iv) $4,500 was paid to our securities attorney for preparation of the quarterly reports.

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

RESULTS OF OPERATIONS

The twelve months ended December 31, 2016 and 2015

We recorded $11,000 in revenues for the year ended December 31, 2016 and recorded no revenues for the fiscal year ended December 31, 2015.

For the year ending December 31, 2016, general and administrative expenses were $44,122. For the fiscal year ended December 31, 2015, general and administrative expenses were $19,146.

Operating expenses, consisting solely of general and administrative expenses in the year ended December 31, 2016.  General and administrative expenses consist primarily of filing fees, professional fees including auditor fees, legal fees, and setup costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2016

As of December 31, 2016, we had assets totaling $12,959 and our total liabilities were $50,037, comprised of $8,000 in accounts payable and accrued liabilities, and $42,037 in a loan from related party.

As of December 31, 2015, we had $1,441 in assets and $27,497 in liabilities

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2016 cash provided by financing activities was $40,640, which consists of proceeds from related party loan of $18,540 and proceeds from issuance of common stock of $22,100.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2016 the Company has an accumulated deficit from operations of $59,678 and has not earned any revenues to cover operating costs and has a working capital deficit of $37,078 as of December 31, 2016. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

For the year ended December 31, 2016

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Spirit International, Inc.

We have audited the accompanying balance sheets of Spirit International, Inc (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholder's deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spirit International, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the period described above in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of December 31, 2016 the Company has a working capital deficit and does not have the cash resources sufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 30, 2017

F-2

SPIRIT INTERNATIONAL, INC

BALANCE SHEETS

(in U.S. Dollars)

	December 31, 2016	December 31, 2015
	$	$
ASSETS

Current Assets:
Cash and cash equivalents	10,459	1,441
Accounts receivables	2,500	-

TOTAL ASSETS	12,959	1,441

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	8,000	4,000
Loan from related party	42,037	23,497
Total liabilities	50,037	27,497

Stockholder's Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 8,110,000 and 5,000,000 shares issued and outstanding as of December 31, 2016 and 2015 respectively	811	500
Paid in capital	21,789	-
Accumulated deficit	(59,678)	(26,556)

Total Stockholder's Deficit	(37,078)	(26,056)

TOTAL LIABILTIES AND STOCKHOLDER'S DEFICIT	12,959	1,441

The accompanying notes are an integral part of these financial statements.

F-3

SPIRIT INTERNATIONAL, INC

STATEMENT OF OPERATIONS

(in U.S. Dollars)

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$
Revenue
Sales	11,000	-

Operating expenses:
General and administrative expenses :
- Filing fees	18,058	4,167
- Other costs	848	479
- Professional fees:-
Auditor’s fees	20,000	10,000
Legal fees	5,216	4,500
Total operating expenses	(44,122)	(19,146)

Loss from operations	(33,122)	(19,146)

Other income (expenses):
Gain on forgiveness of debt	-	75,000

Net income (loss)	(33,122)	55,854

Loss per share - basic and diluted:

Net earnings (loss) per share attributable to common stockholders	(0.01)	0.01

Weighted average number of common shares outstanding	6,128,579	5,000,000

The accompanying notes are an integral part of these financial statements.

F-4

SPIRIT INTERNATIONAL, INC

STATEMENT OF STOCKHOLDER’S DEFICIT

For the year ended December 31, 2016 and 2015

(in U.S. Dollars)

	Common Stock				Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit
		$		$	$
Balance of January 1, 2015	5,000,000	500	-	(82,410)	(81,910)

Income for the year	-	-	-	55,854	55,854

Balance at December 31, 2015	5,000,000	500	-	(26,556)	(26,056)

Common stock issued for cash at $0.01 per share	222,000	22	22,078	-	22,100

Split of common stock 1:5	20,888,000	2,089	(2,089)	-	-

Cancellation of stocks	(18,000,000)	(1,800)	1,800	-	-

Loss for the year	-	-	-	(33,122)	(33,122)

Balance at December 31, 2016	8,110,000	811	21,789	(59,678)	(37,078)

The accompanying notes are an integral part of these financial statements.

F-5

SPIRIT INTERNATIONAL, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

	For the year ended December 31, 2016	For the year ended December 31, 2015
	$	$
Cash Flows from Operating Activities

Net income / (loss)	(33,122)	55,854

Reconciliation of net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(75,000)

Changes in operating assets and liabilities:
Accounts receivables	(2,500)	500
Accounts payable and accrued expenses	4,000	1,593
Net cash used in operating activities	(31,622)	(17,053)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	22,100	-
Proceeds from related party loan	18,540	16,084
Net cash provided by financing activities	40,640	16,084

(Decrease)/increase in cash and cash equivalents	9,018	(969)

Cash and cash equivalents at beginning of the period	1,441	2,410

Cash and cash equivalents at end of the period	10,459	1,441

The accompanying notes are an integral part of these financial statements.

F-6

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2016 the Company has a deficit from operations of $59,678 and has not earned sufficient revenues to cover operating costs and has a working capital deficit of $37,078. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

F-7

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2016 the Company had no potentially dilutive shares.

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

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

F-8

NOTE 3 – LOAN FROM RELATED PARTY

	December 31,	December 31,
	2016	2015
	$	$

Loans from related party	42,037	23,497

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On October 11, 2014, the Company issued 5,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $500 cash.

During November 2016, the Company issued 222,000 shares of common stock to various stockholders at price of $0.01 per share, for $22,100 cash.

At November 16, 2016 the company made a share split and gave 5 shares for every share, and issued 20,888,000 shares total 26,110,000.

At December 1, 2016 the director cancelled by 18,000,000 shares of his.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

F-9

	December 31, 2016	December 31, 2015
	$	$
Deferred tax assets:
Net operating loss before non-deductible items	(33,122)	55,854
(Less)/Add: non-deductible (income) / loss	-	(75,000)
Net operating loss after non-deductible items	(33,122)	(19,146)
Tax rate	15%	15%
Total deferred tax assets	4,968	2,872
Less: Valuation allowance	(4,968)	(2,872)
Net deferred tax assets	-	-

	December 31, 2016	December 31, 2015
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	8,952	3,983
Less: valuation allowance	(8,952)	(3,983)
Net deferred tax asset	-	-

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of December 31, 2016, the Company had approximately $59,678 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties :

Zur Dadon	- Director and greater than 10% stockholder

The following balances exist with related parties:

	December 31,	December 31,
	2016	2015
	$	$
Balance sheet:
Loan from related party - Director	42,037	23,497

From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure..

Management’s annual report on internal control over financial reporting.

Zur Dadon, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
☐	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
☐	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Based on our assessment, our Chief Executive and Chief Financial Officer believes that, as of December 31, 2016, our internal control over financial reporting is not effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth information regarding our executive officer and directors.

Name and Address	Age	Position(s)

Zur Dadon	25	Director, President, CFO,CEO, Secretary, Treasurer, Principle Accounting Officer

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

Code of Ethics.

We do not have a code of ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our President, Secretary, Treasurer, and Director who occupied such position as of the date of this Prospectus, for all services rendered in all capacities to us for the last fiscal year ended on December 31, 2016 and 2015. The Company does not have employment agreements with any of the persons named below (and has not presently entered into such agreements with any such persons), and does not pay them a salary or other compensation at the present time We also do not currently have any benefits, such as health or life insurance, available to our employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)(2)	Option Awards (#shares)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Zur Dadon	2016	0	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 4, 2017 the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Before Offering	After Offering

Common Stock	Zur Dadon[2]	7,000,000	100%	86.31%
All Officers and Directors		7,000,000	100%	86.31%

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).
2.	The address of each executive officer and director is c/o Spirit, 2620 Regatta Dr. Ste. 102, Las Vegas, NV 89128.

Item 13. Certain Relationships and Related Transactions and Director Independence.

During the year ended December 31, 2016, Zur Dadon, our sole officer and director lent the Company approximately $18,540 to cover general costs and expenses.

Director independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed in each of the fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K and Form 10-Q, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000 and $10,000 respectively.

Audit-Related Fees.

For each of the fiscal years ended December 31, 2016 and 2015, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

None.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

Exhibits:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on June 27, 2014)*
3.2	Bylaws of the Registrant*
23.1	Consent of Weinstein and Company: Auditor
31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act
32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Schema
101 CAL	XBRL Taxonomy Extension Calculation Linkbase
101 DEF	XBRL Taxonomy Extension Definition Linkbase
101 LAB	XBRL Taxonomy Extension Label Linkbase
101 PRE	XBRL Taxonomy Extension Presentation Linkbase

* filed as the corresponding exhibit to the Form S-1 (Registration No. 333-197056) effective as of May 14, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT INTERNATIONAL INC.

Dated: April 4, 2017	By:	/s/ Zur Dadon
	Title:	President CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 4, 2017	By:	/s/ Zur Dadon
	Title:	President CEO, and Director

