Form 10-Q
period 2017-03-31
Spirit International, Inc.
filed 2017-05-15
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-197056

Spirit International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	38-3926700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2620 Regatta Drive, Suite 102, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(702) 359-0881

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

As of March 31, 2017, the Registrant has 5,000,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRIT INTERNATIONAL, INC

INTERIM FINANCIAL STATEMENTS

(unaudited)

for the three months ended March 31, 2017

SPIRIT INTERNATIONAL, INC

BALANCE SHEETS

(in U.S. Dollars)

	March 31 2017	December 31, 2016
	(unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	8,399	10,459
Accounts receivable	-	2,500
Total current assets	8,399	12,959

TOTAL ASSETS	8,399	12,959

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	11,328	8,000
Loan from related party	41,537	42,037

Total Liabilities	52,865	50,037

Stockholder’s Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 8,110,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	811	811
Paid in capital	21,789	21,789
Accumulated deficit	(67,066)	(59,678)

Total Stockholder's Deficit	(44,466)	(37,078)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	8,399	12,959

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(unaudited)

	Three months ended March 31,
	2017	2016

Revenue	-	2,000

Operating expenses:
General and administrative:-
Filing fees	828	2,555
Other costs	60	130
Professional fees:-
- Auditor’s fees	2,500	8,000
- Legal fees	4,000	2,000

Total operating expenses	(7,388)	(12,685)

Net loss	(7,388)	(10,685)

Net loss per share - basic and diluted

Net loss per common share, basic and diluted, attributable to common shareholders	-	-

Weighted-average number of common shares outstanding - basic and diluted	8,110,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(unaudited)

	Three months ended March 31,
	2017	2016
	$	$

Cash Flows from Operating Activities

Net loss	(7,388)	(10,685)

Changes in operating assets and liabilities:
Accounts receivable	2,000	(2,000)
Trade and other payables	500	(500)
Advances to suppliers	3,328	(90)
Net cash used by operating activities	(1,560)	(13,275)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Short term borrowings - related party	(500)	12,540
Net cash used by operating activities	(500)	12,540

Increase/(Decrease) in cash and cash equivalents	(2,060)	(735)

Cash and cash equivalents at beginning of the period	10,459	1,441
	8,399	706

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2017, and the results of its operations and its cash flows for the period ended March 31, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2017 the Company has an accumulated deficit from operations of $67,066 and has not earned revenues sufficient to cover operating costs and has a working capital deficit of $44,466. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As at March 31, 2017 the Company had no potentially dilutive shares.

NOTE 3 – LOAN FROM RELATED PARTY

	March 31,	December 31,
	2017	2016
	(unaudited)
	$	$

Loan from related party	41,537	42,037

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S EQUITY (DEFICIT)

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

NOTE 5 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended March 31, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	March 31,	March 31,
	2017	2016
	(unaudited)
	$	$
Net tax loss carry-forwards	(7,388)	10,685
Statutory rate	15%	15%
Expected tax recovery	1,108	1,603
Change in valuation allowance	(1,108)	(1,603)
Income tax provision	-	-

	March 31,	December 31,
	2017	2016
	(unaudited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	10,060	8,952
Less: valuation allowance	(10,060)	(8,952)
Net deferred tax asset	-	-

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Zur Dadon	- Director and greater than 10% stockholder

	March 31,	December 31,
	2017	2016
	(unaudited)
The following transactions were carried out with related parties:	$	$

Balance sheets:
Loan from related party - director	41,537	42,037

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Spirit International, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Comparison for the three months ended March 31, 2017 and 2016

Revenue for the three months ended March 31, 2017 and 2016 were $-0- and $2,000.

General and administrative costs for the three months ended March 31, 2017 and 2016 were $7,388 and $12,685.

Total loss for the three months ended March 31, 2017 and 2016 were $7,388 and $10,685

Liquidity and Capital Resources

As of March 31, 2017 we had $8,399 in cash and $8,399 in total assets, and $52,865 in total liabilities as compared to $10,459 in cash, and $12,959 in total assets, and $50,037 in total liabilities as of December 31, 2016.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the three months ending March 31, 2017 net cash of $(1,560) was used by operating activities, compared to net cash of $13,275 used by operating activities for the three months ended March 31, 2016.

During the three months ended March 31, 2017, net cash of $(500) was used by financing activities compared to net cash of $12,540 provided by financing activities for the three months ending March 31, 2016.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Spirit International, Inc.

Date: May 15, 2017	By: /s/ Zur Dadon
Zur Dadon
Chief Executive Officer

4