Form 10-Q/A
period 2017-03-31
Spirit International, Inc.
filed 2017-06-30
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment  #1

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

As of March 31, 2017, the Registrant has 8,110,000 shares of common stock outstanding.

Explanatory note: The number of shares of common stock outstanding should be 8,110,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on June 27, 2014)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on June 27, 2014)

31.1	Certification of the Chief Executive and Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act (incorporated by reference to Exhibit 31.1 to the original Form 10-Q)

32.1	Certification of the Chief Executive and Financial Officer required under Section 1350 of the Exchange Act (incorporated by reference to Exhibit 31.1 to the original Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spirit International, Inc.

Date: June 30, 2017	By: /s/ Zur Dadon
Zur Dadon
Chief Executive Officer

4