Form 10-Q
period 2017-06-30
Spirit International, Inc.
filed 2017-08-18
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

☐ ☐ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☐ No

As of June 30, 2017, the Registrant has 5,110,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRIT INTERNATIONAL INC

INTERIM FINANCIAL STATEMENTS
(unaudited)

for the six months ended June 30, 2017

CONTENTS:

Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	F-2

Statement of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)	F-4

Notes to the interim Financial Statements (unaudited)	F-5

SPIRIT INTERNATIONAL, INC

BALANCE SHEETS

(in U.S. Dollars)

ASSETS	June 30, 2017	December 31, 2016
	(unaudited)
	$	$
Current Assets:
Cash and cash equivalents	2,923	10,459
Accounts receivable	—	2,500

TOTAL ASSETS	2,923	12,959

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	5,035	8,000
Loan from related party	42,502	42,037

Total Liabilities	47,537	50,037

Stockholder’s Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,110,000 and 8,110,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	511	811
Paid in capital	22,089	21,789
Accumulated deficit	(67,214)	(59,678)

Total Stockholder’s Deficit	(44,614)	(37,078)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	2,923	12,959

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months period Ended June 30,		Six Months period Ended June 30,
	2017	2016	2017	2016

Revenue	3,600	5,000	3,600	7,000

General and administrative:-
Professional fees
- Auditors’ fees	500	2,000	3,000	10,000
- Legal fees	1,500	—	5,500	2,000
Filling fees	1,508	(221)	2,336	2,333
Other costs	240	195	300	325
Total operating expenses	(3,748)	(1,974)	(11,136)	(14,658)

Net profit/(loss)	(148)	3,026	(7,536)	(7,658)

Net profit/(loss) per common share - basic and diluted:

Net profit/loss per share attributable to common stockholders	—	—	—	—

Weighted-average number of common shares outstanding	7,450,659	5,000,000	7,778,508	5,000,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	6 Months Ended June 30, 2017	6 Months Ended June 30, 2016
	$	$

Cash Flows from Operating Activities

Net loss	(7,536)	(7,658)

Changes in operating assets and liabilities:
Accounts receivable	2,500	(2,000)
Advances to suppliers	—	(500)
Accounts payable and accrued liabilities	(2,965)	(2,000)
Net cash used by operating activities	(8,001)	(12,158)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Short term borrowings - related party	465	14,540
Net cash used by operating activities	465	14,540

Increase/(Decrease) in cash and cash equivalents	(7,536)	2,382

Cash and cash equivalents at beginning of the period	10,459	1,441

Cash and cash equivalents at end of the period	2,923	3,823

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Spirit International, Inc. (the “Company”) is a Nevada Corporation incorporated on March 10, 2014. The Company plans to market beverages for export to Western Europe and the Middle East.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2017, and the results of its operations for the three and six month periods and its cash flows for the six month period ended then. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2017 the Company has an accumulated deficit from operations of $67,214 and has not earned revenues sufficient to cover operating costs and has a working capital deficit of $44,614. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As at June 30, 2017 the Company had no potentially dilutive shares.

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

The following are the hierarchical levels of inputs to measure fair value:

-Level 1: Quoted prices in active markets for identical instruments;

-Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

-Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments);

NOTE 3 – LOAN FROM RELATED PARTY

	June 30,	December 31,
	2017	2016
	(unaudited)
	$	$

Loan from related party	42,502	42,037

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

At June 11, 2017 the director cancelled by 3,000,000 shares of his.

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended June 30, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	June 30,	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(7,536)	(7,658)
Statutory rate	15%	15%
Expected tax recovery	(1,130)	(1,149)
Change in valuation allowance	1,130	1,149
Income tax provision	—	—

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	10,082	8,952
Less: valuation allowance	(10,082)	(8,952)
Net deferred tax asset	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of June 30, 2017 the Company had approximately $67,214 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Zur Dadon - Director and greater than 10% stockholder.

	June 30,	December 31,
	2017	2016
	(unaudited)	(Audited)
The following transactions were carried out with related parties:	$	$

Balance sheets:
Loan from related party - director	42,502	42,037

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

As used in this Quarterly Report, the terms “we,” “us,” “Company,” “our” and “Spirit” mean Spirit International, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three and Six Months Ended June 30, 2017.

Revenue for the three and six months ended June 30, 2017 was $3,600 and $3,600.

General and administrative expenses for the three months ended June 30, 2017 was $(3,748)

Liquidity and Capital Resources

As of June 30, 2017 we had $2,923 in cash and cash equivalents, and $47,537 in total liabilities as compared to $10,459 in cash and cash equivalents, and $50,037 in total liabilities as of December 31, 2016.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the six months ending June 30, 2017 we used net cash of $(8,001) in operating activities.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Zur Dadon our President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2017. Based upon, and as of the date of this evaluation, Zur Dadon determined that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Spirit International, Inc.

Date: August 17, 2017	By: /s/ Zur Dadon
Zur Dadon
Chief Executive Officer

