Form 10-Q
period 2017-09-30
Spirit International, Inc.
filed 2017-11-15
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of September 30, 2017, the Registrant has 5,110,000 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRIT INTERNATIONAL INC
INTERIM FINANCIAL STATEMENTS (unaudited)
for the six months ended June 30, 2017

SPIRIT INTERNATIONAL, INC

BALANCE SHEETS

(in U.S. Dollars)

ASSETS	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	$	$
Current Assets:
Cash and cash equivalents	8,958	10,459
Accounts receivable	—	2,500

TOTAL ASSETS	8,958	12,959

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	8,633	8,000
Loan from related party	42,502	42,037

Total Liabilities	51,135	50,037

Stockholder’s Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,110,000 and 8,110,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	500	811
Paid in capital	22,089	21,789
Accumulated deficit	(64,777)	(59,678)

Total Stockholder’s Deficit	(42,177)	(37,078)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	8,958	12,959

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(Unaudited)

	Three Months period Ended September 30,		Nine Months period Ended September 30,
	2017	2016	2017	2016

Revenue	12,000	2,000	15,600	9,000
Cost of sales	—	—	—	—
Gross profit	12,000	2,000	15,600	9,000

General and administrative:-
Professional fees
Auditors’ fees	2,500	2,000	5,500	12,000
Legal fees	1,500	—	7,000	2,000
Set up fees	2,500	—	2,500
Tax preparation	900	—	900
Filling fees	2,073	689	4,409	3,022
Other costs	90	90	390	415
Total operating expenses	(9,563)	(2,779)	(20,699)	(17,437)

Net loss	2,437	(779)	(5,099)	(8,437)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	—	—	—	—

Weighted-average number of common shares outstanding	5,110,000	5,000,000	6,879,231	5,000,000

The accompanying notes are an integral part of these financial statements.

SPIRIT INTERNATIONAL, INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(Unaudited)

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
	$	$

Cash Flows from Operating Activities

Net loss	(5,099)	(8,437)

Changes in operating assets and liabilities:
Accounts receivable	2,500	(2,000)
Advances to suppliers	—	(500)
Accounts payable and accrued liabilities	633	(2,000)
Net cash used by operating activities	(1,966)	(12,937)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Short term borrowings - related party	465	16,540
Net cash used by operating activities	465	16,540

Increase/(Decrease) in cash and cash equivalents	(1,501)	3,603

Cash and cash equivalents at beginning of the period	10,459	1,441

Cash and cash equivalents at end of the period	8,958	5,044

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2017, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017, and the results of its operations and its cash flows for the three and nine month period ended September 30, 2017. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2017. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2016, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2017 the Company has an accumulated deficit from operations of $64,777 and has not earned revenues sufficient to cover operating costs and has a working capital deficit of $42,177. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

5

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As at September 30, 2017 the Company had no potentially dilutive shares.

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

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

6

NOTE 3 – LOAN FROM RELATED PARTY

	September 30,	December 31,
	2017	2016
	(unaudited)	(Audited)
	$	$

Loan from related party	42,502	42,037

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

NOTE 5 – INCOME TAXES

The benefit for income taxes for the periods ended September 30, 2017 and December 31, 2016 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(5,099)	(8,437)
Statutory rate	15%	15%
Expected tax recovery	(765)	(1,266)
Change in valuation allowance	765	1,266
Income tax provision	—	—

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	9,717	8,952
Less: valuation allowance	(9,717)	(8,952)
Net deferred tax asset	—	—

7

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of September 30, 2017 the Company had approximately $34,993 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 16, 2017, Spirit International, Inc., a Nevada corporation (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Kimho Consultants Company Limited, a Hong Kong limited liability company (the “Purchaser”) and Mr. Zur Dadon (the “Seller”), pursuant to which the Purchaser acquired 4,000,000 shares of common stock of the Company (the “Shares”) from Seller for an aggregate purchase price of $430,000 (“Stock Purchase”). The transaction contemplated in the SPA closed on October 17, 2017 (the “Closing”). For more details, please refer to Form 8-K filed on October 20, 2017.

8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2016.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Spirit International” or the “Company” refer to Spirit International , Inc.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 30, 2017, in connection with the audit of our annual financial statements as of March 30, 2017, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 2 to the unaudited financial statements for the period ended September 30, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Overview

Spirit International, Inc. (the “Company”) is a Nevada Corporation incorporated on March 10, 2014. The Company plans to market a unique brand of Australian whiskey for export to Western Europe and the Middle East.

Recent Development in our Business

Share Purchase by Kimho Consultants Company Limited (“Kimho”) and Change of Control

On October 16, 2017, the Company entered into a Stock Purchase Agreement (the “SPA”) with Kimho Consultants Company Limited, a Hong Kong limited liability company (the “Purchaser”) and Mr. Zur Dadon (the “Seller”), pursuant to which the Purchaser acquired 4,000,000 shares of common stock of the Company (the “Shares”) from Seller for an aggregate purchase price of $430,000 (“Stock Purchase”). The transaction contemplated in the SPA closed on October 17, 2017 (the “Closing”). The Stock Purchase is a private transaction exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”).

As the result of the Closing, the Purchaser became the beneficial owner of approximately 78.3% of the Company’s issued and outstanding common stock. The Shares constitute “restricted securities” within the meaning of Rule 144 of the Act and may not be sold, pledged, or otherwise disposed of by the Purchaser without restriction under the Act and applicable state securities laws. The transaction has resulted in a change in control of the Company.

The SPA was originally disclosed in our Current Report on Form 8-K filed October 20, 2017, which is incorporated herein by this reference.

Share Exchange with I JIU JIU and its Stockholders

On November 10, 2017 (the “Closing Date”), the Company, I JIU JIU Limited (“I JIU JIU”) and the shareholders of I JIU JIU entered into the Share Exchange Agreement, which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, we issued 8,000,000 new shares of our common stock, par value $0.0001 per share (the “Common Stock”) for all of the outstanding capital stock of I JIU JIU with the result that I JIU JIU became a wholly owned subsidiary of ours.

Pursuant to the Share Exchange, we acquired the business of the I JIU JIU, which is to engage in the business of providing loans to small and medium sized enterprises (“SMEs”) and individuals in the People’s Republic of China (“PRC” or “China”) through online platform. As a result, we have ceased to be a shell company.

At the closing of the Share Exchange, 50,000 shares of I JIU JIU’s capital stock issued and outstanding immediately prior to the closing of the Share Exchange were exchanged for 8,000,000 shares of our common stock.

As a result, an aggregate of 8,000,000 shares of our common stock were issued to the stockholders of I JIU JIU.

The Share Exchange Agreement was originally disclosed in our Current Report on Form 8-K filed November 13, 2017, which is incorporated herein by this reference.

Share Cancellation by Kimho

In connection with the Share Exchange Agreement, the Company’s majority shareholder, Kimho entered into a share cancellation agreement with I JIU JIU’s stockholders whereby Kimho, owning an aggregate of 4,000,000 shares of the Company’s Common Stock agreed to cancel all its 4,000,000 shares of Common Stock in exchange of $440,000 paid by I JIU JIU’s stockholders (“Share Cancellation”).

The Share Cancellation Agreement was originally disclosed in our Current Report on Form 8-K filed November 13, 2017, which is incorporated herein by this reference.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2017

Revenue

Our revenue from operations for the three months ended September 30, 2017 was $12,000 compared to $2,000, an increase of $10,000, from the three months ended September 30, 2016.  This increase is primarily due to an increase in sales.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2017 was $0 compared to $0 for the three months ended September 30, 2016.

Gross Profit

Our gross profit for the three months ended September 30, 2017 was $12,000 compared to $2,000 for the three months ended September 30, 2016. This increase in the gross profits is primarily attributed to expanded operations and sales during the fiscal year ended December 2017 to date.

Operating Expenses

Our operating expenses increased by $6,784 to $9,563 for the three months ended September 30, 2017, from $2,779 for the three months ended September 30, 2016.  The increase was primarily due to the increases in general and administrative costs related to professional fees.

Net Income

Our net loss decreased by $3,216 to a net gain of $2,437 for the three months ended September 30, 2017 compared to a net loss of $779 for the three months ending September 30, 2016. The increase in net income compared to the prior period is primarily a result of the increase in gross profits.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2017

Revenue

Our revenue from operations for the nine months ended September 30, 2017 was $15,600 compared to $9,000, an increase of $10,000, from the nine months ended September 30, 2016.  This increase is primarily due to an increase in sales.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2017 was $0 compared to $0 for the nine months ended September 30, 2016.

Gross Profit

Our gross profit for the nine months ended September 30, 2017 was $15,600 compared to $9,000 for the nine months ended September 30, 2016. This increase in the gross profits is primarily attributed to expanded operations and sales during the fiscal year ended December 2017 to date.

Operating Expenses

Our operating expenses increased by $6,262 to $20,699 for the nine months ended September 30, 2017, from $17,437 for the nine months ended September 30, 2016.  The increase was primarily due to the increases in general and administrative costs related to professional fees and setup fees.

Net Income

Our net loss decreased by $3,338 to a net loss of $5,099 for the nine months ended September 30, 2017 compared to a net loss of $8,437 for the nine months ending September 30, 2016. The increase in net income compared to the prior period is primarily a result of the increase in gross profits.

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2017 we began to reduce our net loss, however, we still used net cash of $(1,966), compared to $(12,937) for the period ended September 30, 2016. Our cash on hand as of September 30, 2017 was $8,952.

Cash Requirements

We had cash available of $8,952 as of September.  Based on our revenues, cash on hand and current monthly burn rate, we believe that our operations are not sufficient to fund operations through December 31, 2017. For the three months ended September 30, 2017, the Compay did see a net gain of $2,437, but this gain was not sufficient to cover cashflow for operations.

Sources and Uses of Cash

Operations

We had net cash provided in operating activities of $(1,966) for the nine months ended September 30, 2017, as compared to cash used of $12,937 for the nine months ended September 30, 2017.

Net cash provided in operations consisted primarily of the net loss of $5,099. Changes in assets and liabilities consisted of increases in accounts receivable $2,500, and an increase in accounts payable of $633.

Investments

We had no net cash used in investing activities for the nine months ended September 30, 2017.

Financing

We had net cash provided in financing activities of $465 for the nine months ended September 30, 2017, as compared to net cash provided in financing activities of $16,540 for the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and nine months ended September 30, 2017 and 2016 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

Spirit International, Inc.

Date: November 15, 2017	By: /s/ Zur Dadon
Zur Dadon
Chief Executive Officer