Form 10-K
period 2017-12-31
Jiucaitong Group Ltd
filed 2018-04-02
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-197056

JIUCAITONG GROUP LIMITED

(Exact name of registrant as specified in its charter)

Nevada	38-3926700
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

56 Jianguo Rd, Chaoyang Qu, Beijing, China	100020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 001 400-004-8181

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $28,105,000. There was no trading for our common stock as of June 30, 2017; instead, we used the closing price of our common stock on April 2, 2018, which represents the latest trading information available to us.

As of April 2, 2018, the registrant had 9,110,000 shares of common stock issued and outstanding.

EXPLANATORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Jiucaitong Group Limited and all of our subsidiaries, unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to, those factors and conditions described under “Item 1A. Risk Factors” as well as general conditions in the economy, our subject industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

i

PART I

Item 1. Business

Overview

Jiucaitong Group Limited was incorporated in Nevada (“Company”) on March 10, 2014, under the name of “Spirit International, Inc.;” we amended our Articles of Incorporation and changed our corporate name to Jiucaitong Group Limited on November 27, 2017 (the “Name Change”). On November 10, 2017, the Company consummated a share exchange (the “Share Exchange”) with I JIU JIU Limited, a British Virgin Islands company (“I JIU JIU”). Pursuant to and following the Share Exchange, we changed our corporate name and discontinued our pre-Share Exchange business such that the businesses of Beijing Jiucheng became our businesses. We are currently a holding company and operate through our wholly-owned subsidiaries, I JIU JIU, Ruixiang Technology Group, Ltd., a Hong Kong company (“Ruixiang”) and Beijing Jiucheng IT Consulting Enterprise Co. Ltd, a company organized in the People’s Republic of China (“Jiucheng Consulting” or “WFOE”) and our contractually controlled and managed company, Beijing Jiucheng Asset Management Co., Ltd., a company organized in the People’s Republic of China (“Beijing Jiucheng”). Beijing Jiucheng is considered as a variable interest entity (VIE). Beijing Jiucheng operates an electronic online financial platform, “www.9caitong.com,” which is designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China. We believe our services provide an effective solution for under-served SME and individual borrowers who need access to financing.

We generate revenue from our services that facilitate matching lenders, who we refer to as investors, with individual and SME borrowers. We typically charge borrowers a loan facilitation process and matching services fee between 1% and 1.5% per month of the loan amount, depending on the duration of the loan, for each effected loan facilitated by us. Additionally we charge a separate fee from borrowers for each loan repayment facilitated by us, which is based on an agreed upon percentage of approximately 0.5% of the total loan amount per month for the duration of the loan.

On November 22, 2017, in connection with the Name Change, we changed our ticker symbol from “SRTN” to “JCTG.”

Share Exchange with I JIU JIU.

On November 10, 2017 (the “Closing Date”), the Company, I JIU JIU Limited (“I JIU JIU”) and the shareholders of I JIU JIU entered into a Share Exchange Agreement (the “Share Exchange Agreement”) and closed the Share Exchange on that same date. Pursuant to the terms of the Share Exchange Agreement, we issued 8,000,000 new shares of our common stock, par value $0.0001 per share (the “Common Stock”) to the stockholders of I JIU JIU in exchange for all of the outstanding capital stock of I JIU JIU (50,000 shares), with the result that I JIU JIU became our wholly owned subsidiary.

Pursuant to the Share Exchange, we acquired the business of the I JIU JIU, which is to engage in the online consumer finance business and facilitate the loan process for SME’s and individuals in the People’s Republic of China (“PRC” or “China”) through an online platform. As a result, we have ceased to be a shell company.

The Share Exchange Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.

The Share Exchange was accounted for as a “reverse acquisition,” and I JIU JIU is deemed to be the accounting acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of I JIU JIU and are recorded at the historical cost basis of I JIU JIU and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of I JIU JIU, historical operations of I JIU JIU and operations of the Company and its subsidiary from the closing date of the Share Exchange. As a result of the issuance of the shares of our Common Stock pursuant to the Share Exchange, a change in control of the Company occurred as of the date of consummation of the Share Exchange. Except as described in Report, no arrangements or understandings existed among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements existed or exist that might result in a change of control of the Company.

Corporate Structure

Our current corporate structure   is illustrated below:

I JIU JIU was incorporated on April 12, 2017 pursuant to the laws of British Virgin Islands. Ruixiang was incorporated on September 12, 2016 pursuant to the laws of Hong Kong, and is a 100% owned subsidiary of I JIU JIU. Beijing Jiucheng IT Consulting was incorporated on January 24, 2017 as a wholly owned foreign enterprise pursuant to PRC laws, and is a 100% owned subsidiary of Ruixiang. I JIU JIU, Ruixiang and Beijing Jiucheng IT Consulting are collectively referred to herein as the “Jiucaitong Subsidiaries.”

Upon closing of the Share Exchange, I JIU JIU and its subsidiaries became our wholly-owned subsidiaries and Beijing Jiucheng, a VIE became our controlling financial interest entity.

The address of our principal executive offices and corporate offices is G2 Tianyangyunhe, No. 56, Jianguo Road, Chaoyang District, Beijing, China. Our telephone number is +86 001 400-650-8706.

Our Business

Prior to the Share Exchange, we put all of our efforts into marketing a unique brand of Australian whiskey for export to Western Europe and the Middle East. However, following the Share Exchange our business is business of I JIU JIU, which operates through an electronic online financial platform, (which can be found at our website: www.9caitong.com (the “Website”)), designed to match investors with SME and individual borrowers in China. We have developed user-friendly mobile applications for borrowers and investors (“Mobile Apps”, collectively with our website, the “Platform”), which enable borrowers and investors alike to access our platform at any time or location that is convenient. We launched our first mobile application in April, 2016.

Our Platform only offers secured loans, particularly loans secured by vehicles owned by borrowers. Unlike most other Peer-to-Peer (“P2P”) lending companies, which provide unsecured loans, supported only by the borrower’s creditworthiness, our online platform offers secured auto equity loans only accessible to borrowers who can pledge their own automobiles as collateral.

In light of the recent development of the PRC regulations regarding P2P companies, we ceased to operate under this creditor transfer model in April 2016. We now employ an entrusted loan structure, which means our loans are organized by an agent bank who is considered the trustee and the person(s) or entity providing the funds is considered the trustor or investors. The trustee is responsible for the collection of principal and any interest, for which it charges a handling fee, but does not undertake any of the loan risks. We believe this particular business model is effective and safe for both borrowers and investors.

Since the beginning of 2018 the Company has begun to diversify its portfolio of business. Although secured auto equity loan is still our main focus, we intend to introduce more types of loans cater to the interests of both borrowers and investors. The type of collateral accepted on our platform will no longer be limited to vehicles, and business asset, such as restaurant ownership, could also be used to secure loans on our platform. We will also adjust our business model to include third party guarantor who can help borrowers attract more investors’ interests and improve their chances of getting the loans they desire. We believe our plan of diversification can potentially increase the Company’s profitability, reduce economic risks, and attract more customers.

The following diagram illustrates the current structure of our loans:

Our Online Platform

Our online platform “Jiucaitong” captures significant opportunities for otherwise underserved creditworthy individuals and SMEs in China. Most P2P lending platforms only offer loans to people with good or excellent credit histories; however, many people in China are creditworthy, but have limited credit histories for which companies can review and rely upon to issue a loan. By using our thorough vetting system and requiring collateral, we can provide loans to individuals who cannot rely solely on his/her/its credit history.

Generally speaking, prospective borrowers create profiles on our Platform and go through verification process to become qualified borrowers. After verification process is complete, we match qualified borrowers with investor. Once an investor decides to proceed with a specific loan and the borrower accepts the terms of the loan, our system automatically generates electronic loan contracts for both parties to review and execute. When the closing conditions are satisfied, our system directs the investors to the third party payment platform to consummate the loan. The loan is deposited to a third-party custodian bank “Yibin Commercial Bank” (“Custodian Bank” or “Yibin”) and the Custodian Bank provides the loan to the qualified borrowers according to the terms of the corresponding loan contract. Borrowers provide monthly repayments to the Custodian Bank, while the Custodian Bank directs monthly return to the investors. The loans we facilitate are usually short-term loans that range from one to twelve months with interest rates ranging from 6% to 10% per annum.

Loan Transaction Process

We provide a streamlined application process combining both online and offline features. To borrowers and investors alike, we have designed the process to appear simple, seamless and efficient, utilizing sophisticated, proprietary technology to make it possible. The entire process, from posting the completed loan application on our Platform to the disbursement of funds, takes no more than 20 days but, more typically, only one to three days. Although we do allow a borrower to have multiple outstanding loans on our platform, as a safety measure to prevent loan default, each vehicle a borrower owns can only secure one loan. Using one vehicle as collateral for multiple loans is strictly prohibited. This restriction on lending prevents a borrower from borrowing a new loan to pay off the old loan resulting in an increase in the borrower’s total debt. The platform monitors and reviews borrowers, therefore preventing a “roll over” of loans.

Set forth below is a description of the steps in our online loan transaction.

Step 1: Profile and Application Submission

Our borrower application process begins with the creation of a profile by a prospective borrower, which allows us to conduct a background check. The specific personal information required for the background check depends upon the borrower’s desired loan product, but typically includes PRC identity card information, employer information, bank account information, credit card information and a credit report from the People’s Bank of China (“PBOC”). Given that we almost exclusively provide secured loans with vehicles as collateral, namely auto equity loans, we also require prospective borrowers to provide documentation specifically related to the vehicles they intend to use as collaterals (“Vehicle-Related Documents”). Vehicle-Related Documents typically include motor-vehicle registration certificate, vehicle license of PRC, and certificate of title for a vehicle.

New investors can register an account with our online platform in which they input their PRC identity card information and bank account information. We employ a system whereby the Custodian Bank is in charge of the investor custody accounts.

Once we are satisfied with the background check, the borrower submits a loan application. Borrowers can apply through either our website or mobile applications.

Step 2: On-Site Inspection and In-Person Interview

Once we receive a prospective borrower’s application, we then proceed to schedule an on-site inspection of such borrower’s collateral. Our in-house collateral specialist conducts a wholesale inspection regarding a vehicle’s purchase date, mileage, whether it has been in a serious accident, whether the borrower has a good title to the vehicle, etc. We maintain the right to deny a borrower’s application after inspection if we find any serious problems with the vehicle. An on-site inspection of a vehicle can take 1-3 days.

Once the on-site vehicle inspection is completed, our risk management manager then requests a prospective borrower to come to our office for an in-person interview. This is an opportunity for our risk management team to have an in-depth examination of the information supplied by a prospective borrower. During the in-person interview, our risk management manager typically evaluates the following issues regarding a prospective borrower:

●	the loan amount, term and purpose of the loan;
●	the source of repayment and the prospective borrower’s ability to repay;
●	the ownership of the collateral; and,
●	whether the prospective borrower has other debt obligations.

Based on the evaluation, our risk management manager may choose to allow a prospective borrower to pass the interview, request a prospective borrower to provide more evidence in support of his/her loan application, or deny the loan application. The risk management manager is responsible for preparing an inspection report after the on-site inspection and in-person interview.

Step 3: Verification, Anti-Fraud, Credit Assessment and Determination

After a prospective borrower passes the on-site inspection and in-person interview, all information contained in the submitted loan application and inspection report are cataloged and categorized based on the various details, such as identity information, personal credit information, vehicle-related information, etc. The Platform then matches additional data from several internal and external sources with the different types of information contained in an application, including but not limited to the following:

Internal Sources:

●	historical credit data accumulated through our online platform; and
●	behavioral data gathered from the application process, such as the self-reported use of proceeds or use of multiple devices to access our platform;

External Sources:

●	credit database maintained by our risk management department;
●	personal identity information maintained by an organization operated under the Ministry of Public Security;
●	personal credit information maintained by an organization operated under PBOC;
●	vehicle valuation report issued by reputable auto appraiser;
●	lien search report from local Motor Vehicle Administration;
●	online data from internet or wireless service providers, including social network information;
●	credit card statement data authorized by applicants; and
●	fraud list and database.

This data is gathered for the purpose of verifying an applicant’s identity and financial status, for possible fraud detection and for assessment and determination of creditworthiness.

Once the borrower and his/her information has been verified, we then begin the process of screening applicants. For the purpose of efficiently screening applicants, we review the basic information regarding a prospective borrower that has been submitted with the application and gathered by us from available sources. We currently permit borrowers to hold multiple loans on our platform, but each vehicle a borrower owns can only secure one loan. A borrower is strictly prohibited from using the same vehicle to secure loans from multiple lending platforms. Because motor vehicles are heavily regulated by the Motor Vehicle Administration in China, we can effectively determine whether a borrower has used his/her vehicle to obtain loans through other consumer finance marketplaces. Once complete, an initial check is performed using our anti-fraud system, and the prospective borrower’s loan application either proceeds to the next step of the application process or is denied.

Following initial qualification, we will assign a credit rating to the perspective borrower based on his/her credit history, business activities, assets and other criteria. Our credit scoring system utilizes our own scoring criteria, and is routinely monitored, tested, updated and validated by our risk management team. Following the generation of the credit ratings, we make a determination as to whether the prospective borrower is qualified. We notify unqualified borrowers of the decision to deny their application for failing to meet minimum requirements.

Step 4: Approval, Listing and Funding

Once the loan application is approved, a loan agreement is generated online for the prospective borrower’s review and approval. This loan agreement is between the borrower, the investors who fund the borrower’s loan and our Platform. Upon acceptance of the loan agreement, the loan is then listed on our Platform for investors to view. Once a loan is listed on our Platform, investors may then subscribe to the loan using our self-directed investing tools. Due to recent development in PRC regulations on illegal fund raising, we act as a platform for borrowers and investors and are not a party to the loans facilitated through our platform. In addition, we do not directly receive any funds from investors in our own accounts as funds loaned through our platform are deposited into and settled by the Custodian Bank; the Custodian Bank, Yibin Commercial Bank, is a qualified banking financial institution that serves as our funding depository. Yibin is in charge of disbursing and repaying loans. Both the investor and the borrower open accounts with Yibin and authorize Yibin to manage their accounts. The investor funds the loan amount in his/her account with Yibin, which disburses the loan amount to the borrower net of our service fees, which is remitted to us.

When the borrower repays the loan to Yibin, they deposit the loan repayment service fee along with the principal loan amount and interest. Yibin then disburses the principal loan amount and interest back to the investor and remits the repayment service fee to us.

The duration of the loan is typically fixed for either 12, 24, or 36 months.

Currently, investors are not charged for deposits made to their accounts in Yibin. However, Yibin charges borrowers a processing fee in the amount of 0.15% per month (with a minimum of RMB2) of the loan amount when the funds are deposited into the borrower’s account. When borrowers and investors withdraw money from their Yibin accounts, they pay a processing fee ranging between RMB 2 to RMB 8. Our liquidity management system is designed to ensure the fast and effective matching of borrowers’ loan applications and investors’ investment demand through the use of a detailed demand forecasting model and real time monitoring. Once a loan is fully subscribed, funds are then drawn from a custody account and disbursed to the borrower.

Step 5: Post-Funding Supervisory

After the loan is provided to the borrower, Yibin will monitor the borrower’s performance and will provide the Platform with the feedback on the borrower’s credit condition, contract performance and debt repayment capabilities. In the event of any material development resulting in a negative turn in a borrower’s financial standing and potential ability to repay its loan, our risk management team will take the proper action to avert or minimize the risk of non-payment (See Step 6 below). The risk management team informs Yibin and the borrower one week before the loan is due and supervises the repayment of same.

Step 6: Collections

Our Platform is well equipped to constantly monitor and track payment activity. With advanced built-in payment tracking functionality and automated missed payment notifications, the Platform enables us to monitor the performance of outstanding loans on a daily basis. As part of our risk management procedure, we also provide service to the investors and assist the investors in collecting any outstanding debts in connection with the loan facilitated on our Platform.

In the event of a non- or partial repayment of a loan by the borrower, we reserve the right to start the vehicle repossession process to reduce or eliminate the outstanding debt.

We may also assist investors with the sale or auction of collateral or directly initiate actions to recover payment from the borrower.

Fees

For our principal services of matching investors and borrowers through our Platform, we typically charge borrowers a loan facilitation process and matching service fee between 1% to 1.5% per month of the loan amount facilitated by us, depending on, among other things, the duration of the loan. The loan facilitation process and matching service fee is payable when the borrowers receive the loan in their Yinbin bank accounts, which will separate the loan facilitation process and matching service fee from the loan amount and send it to our corporate account. We also charge borrowers a loan repayment service fee for each loan repayment we facilitate, which fee is based on an agreed upon percentage around 0.5% of the total loan amount each months for the duration of the loan. The loan repayment management fee is payable when the borrower repays its loan in full. In addition to the loan amount, borrowers must deposit the loan repayment management fee to their Yibin accounts, which will send the loan repayment amount to the investors’ accounts and the loan repayment management fee to our account. Currently, we do not charge any service fees to our investors.

Risk Management Service

Although the financial risk management industry is still in its infancy in China, we are confident that our risk management capabilities give us an edge in attracting capital to our Platform by consistently offering investors assurance that they are investing in high quality loans through a sustainable and secure channel.

We minimize credit risk on behalf of our investors by implementing the following measures:

i.	We evaluate the borrower’s repayment ability by conducting on-site inspection and in-person interviews; a prospective borrower is required to go through multiple rounds of reviews before his/her loan application is approved;

ii.	We fully utilize third-party tools and services to obtain accurate and objective evaluation of a prospective borrower’s collateral; we allow and encourage our investors to review our collateral evaluation report before they enter into loan contracts; and,

iii.	We maintain effective communication channels with our custodian bank to closely monitor borrowers’ repayment performance and provide timely updates to our investors to reduce the risks of bad debts.

Risk management is an inseparable part of the financial services we provide. Our risk management department functions independently, creates detailed risk management policies, loan management rules, and operation guidelines. The risk management department provides an independent expert assessment on the borrowers’ credentials in accordance with our loan policy and resolutely denies applications from unqualified borrowers.

We always strive to be one-step ahead of our peers in terms of technology. Our online platform employs a third-party credit assessment system for our P2P loan business. The borrower’s actual financial condition and credit history provided by third-party credit assessment agencies greatly assist our evaluation of the borrower’s loan application. We place great emphasis on our risk management to minimize the risk of investor’s investment and to protect the safety of the online platform and therefore increase lending activities.

We also implement a popular risk management model that covers the entire loan transaction process. Our risk management department divides risk management into three stages: pre-lending, during-lending, and post-lending. The “pre-lending stage” emphasizes due diligence, including on-site inspections to obtain first-hand materials. The “during-lending stage” emphasizes standardized operations and execution of operating procedures according to the contract to avoid mistakes. The “post-lending stage” emphasizes notification mechanisms and implements all-around debt collection mechanisms for post-due debt, including on-site inspection, account review, control of material assets, exposure of delinquent activities, and assists with legal recourse, when necessary to protect the investor’s rights.

After the loan is provided to the borrower, Yibin will monitor the borrower’s performance and will provide us with the feedback on the borrower’s credit condition, contract performance and debt repayment capabilities. In the event of any material development resulting in a negative turn in a borrower’s financial standing and potential ability to repay its loan, our management will recommend the proper action to take to minimize the risk of non-payment.

Finally, we also provide assistance to the investors in taking all necessary legal recourse against a defaulted party. As an intermediary between the borrower and the investor, we deem ourselves to be independent from the debtor-creditor relationship and do not believe that we are a proper party to any lawsuits arising from the borrowers’ defaults. However, we may offer necessary assistance to the investors, such as by disclosing information of the borrowers, provided that such disclosure is permitted under any relevant agreement and pertinent laws.

Since the launch of our Platform, no borrower has defaulted on any loan payments and all investors have timely received repayment of their investment funds.

Intellectual Property

We currently own various intellectual property through our own operating entity, Beijing Jiucheng. Each of the following forms of intellectual property is registered under and owned by Beijing Jiucheng:

Any unpublished software will lose the copyright after the 50th year of the completion.

Copyrights: In China, the term of copyrights related to published software is from the date of the publishing to December 31 of the 50th year of the publishing

Computer Software	Registered Area	Registration Number	Description	Registering Authority	Registration Date
Jiucaitong (Android) V1.2.1	China	2016SR138804	Financial management software	National Copyright Administration of the People’s Republic of China (“NCAC”)	05/26/2016

Trademarks: In China, the term of a registered trademark is 10 years. The owner can apply for an extension with the trademark office within six months before or after the expiration. The review process of a trademark application usually takes about one year in China.

Trademarks	Registered Area	Registration Number	Category Description	Registering Authority	Term
	China	16870232	Category 36(1)	Trademark Office of The State Administration For Industry & Commerce of the People’s Republic of China (the “Trademark Office”)	07/28/2016-07/27/2026
	China	16870231	Category 36	The Trademark Office	06/28/2016-06/27/2026
	China	16274829	Category 36	The Trademark Office	11/14/2016-11/13/2026
	China	20149663	Category 35(2)	The Trademark Office	07/28/2017-07/27/2027
	China	20149623 20149573	Category 35 Category 36	The Trademark Office	07/28/2017-07/20/2027 07/28/2017-07/20/2017
	China	20149496	Category 35	The Trademark Office	07/28/2017-07/20/2027
	China	20478024	Category 35	The Trademark Office	Processing, approval pending
	China	20477999 20477946	Category 35 Category 36	The Trademark Office	Processing, approval pending
	China	20477973	Category 35	The Trademark Office	Processing, approval pending
	China	20149756	Category 36	The Trademark Office	Processing, approval pending
	China	26053689 26043067 26043061	Category 9(3) Category 38(4) Category 42(5)	The Trademark Office	Processing, approval pending
	China	26053676 26037368 26033902	Category 9 Category 38 Category 42	The Trademark Office	Processing, approval pending
	China	20478025	Category 36	The Trademark Office	Initial application denied; second round of review pending
	China	20149806	Category 36	The Trademark Office	Initial application denied; second round of review pending

(1)	Category 36 includes insurance; financial services; real estate agency services; building society services; banking; stockbroking; financial services provided via the Internet; issuing of tokens of value in relation to bonus and loyalty schemes; provision of financial information.

(2)	Category 35 includes advertising; business management; business administration; office functions; organization, operation and supervision of loyalty and incentive schemes; advertising services provided via the Internet; production of television and radio advertisements; accountancy; auctioneering; trade fairs; opinion polling; data processing; provision of business information; retail services connected with the sale of certain specific goods.

(3)	Category 9 includes data processing equipment; computer storage device; computer; recorded computer operating program; disk; floppy disk; recorded computer operating program; encoded magnetic card; microprocessor; computer software (recorded).

(4)	Category 38 includes telecommunications services; chat room services; portal services; e-mail services; providing user access to the Internet; radio and television broadcasting.

(5)	Category 42 includes computer software design; computer software update; computer hardware design and development consulting; computer software rental; recovery of computer data; computer software design; computer software design; computer software maintenance; computer software system analysis; computer system design; computer program copy; tangible data or files into electronic media; computer software installation; computer program and data conversion (non-tangible conversion); computer software consulting ; network server rental; provide internet search engine.

Domains: In China, the registration of domains can be extended by annual renewal or periodic renewal by paying the annual or periodic registration fee. If the renewal registration fee is not paid timely, the domain will become available to the public. Beijing Jiucheng has timely paid the annual registration fee for all its domains.

Names	Registration Date	Registering Authority
www.9caitong.com	08/08/2017	China Internet Network Information Center (“CNNIC”)
www.jiuchengjr.com	09/23/2015	CNNIC
www.jczchmt.com	09/23/2015	CNNIC

Our Strategy

We aim at connecting SMEs and individual borrowers with investors so that borrowers can have easy and effective access to affordable financing, while at the same time providing investors with safe and acceptable investment returns. To achieve this goal, we have implemented the following strategies, each of which we intend to continue to expand.

Develop new consumer financing products and penetrate niche markets

We are constantly developing and promoting new personal consumer financing products to SME and individual borrowers, such as automobile financing and consumer financing. In addition, we will continue our efforts to design and develop diversified financing products to satisfy market demand.

Our online platform also allows investors to diversify their wealth management strategies by providing easy access to various lending opportunities that can be designed with flexible terms.

Strengthen and enhance our position in the auto equity loan market

We are one of the few P2P companies specializing in providing auto equity loan services. As auto equity loans gradually gain popularity in China with both borrowers and investors, we plan to continue to make significant investment in optimizing our services to increase loan activities on our online platform and establish a leading position in this niche market.

Further enhance our risk management capabilities

As loan volume in our online platform continues to grow and auto and consumer financing products expand, we have implemented protocols to enhance our risk management capabilities. As for individual borrowers, we have improved the risk management model for individual credit control so that risk management testing will be more effective and reasonable. For SME borrowers, besides the due diligence process that our cooperative partners undertake, we have enhanced the onsite due diligence process and appoint a risk management team.

In addition, we have upgraded our bad debt monitoring system by enhancing our cooperation with other third party credit investigators to obtain more accurate information about borrowers’ credit history so we can make reasonable and accurate assessments of borrower applications to reduce and avoid bad debts.

Continue to invest in our technology platform

We have made significant investments in our proprietary technologies in the areas of data collection and processing algorithms to increase the precision, speed and scale at which we match the demand and supply of loans. Enhanced data analytics improves our conversion of online leads into successful borrowers and investors. With the further application of big data, we can acquire members of our target borrower and investor groups in a more focused and cost efficient way. Furthermore, we will continue to leverage technology to further automate our processes and improve the safety and efficiency of matching the loans with investors. At the same time, we will also benefit from the operating leverage associated with our scalable platform as our loan volume increases. We believe these investments will facilitate the long-term growth of our platform.

Increase our merger and acquisition activities to enhance our competitive advantage in the financing technology ecosystem and to improve the efficiency of our products and services

We will continue expanding strategic relationships with internet financing companies, internet companies, technology companies and financing companies, by mergers and acquisitions to enhance our competitive advantage in the financing technology ecosystem and to improve the efficiency of our products and services.

Various Product and Service Offerings

As part of our long-term plan, we are crafting a financial ecosystem for SME customers who find it difficult to finance their businesses in China’s current financial system. We seek to expand our intermediary services, both online and offline, to meet the demands of various customers. We will continue to devise customized product and service offerings to meet customer demands and expand the scale and scope of our operations.

Enhance brand awareness

We believe that enhancing awareness of the “Jiucaitong” brand is important to achieve our business objectives. We intend to continue to promote and increase recognition of our brand through a variety of marketing and promotional campaigns. These may include marketing agreements with companies that have a significant online presence and advertising through internet media, such as Weibo and Wechat. We may also use leading websites and other media such as affiliate programs, banner advertisements and keyword searches. In addition, we believe that by constantly delivering top notch P2P lending consumer experience, we promote greater brand awareness through word of mouth.

Governmental Regulation

We are subject to Chinese state and local laws and regulations applied to businesses in general. We believe that we comply with the requirements in China for any licenses or approvals to pursue our proposed business plan. In locations where we operate, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licensee and approvals, and to implement regulations. Possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in a particular business for specific periods of time, revocation of licenses, censures, redress to customers and fines. We believe that we are in conformity with all applicable laws in all relevant jurisdictions.

Below is a summary of the most significant rules and regulations that affect our business activities in China:

As an online financial platform matching investors with individual borrowers, we are regulated by various government authorities, including, among others:

●	the Ministry of Industry and Information Technology, or the MIIT, regulating the telecommunications and telecommunications-related activities, including, but not limited to, the internet information services and other value-added telecommunication services;
●	the PBOC, as the central bank of China, regulating the formation and implementation of monetary policy, issuing the currency, supervising the commercial banks and assisting the administration of the financing;
●	China Banking Regulatory Commission, or the CBRC, regulating financial institutions and promulgating the regulations related to the administration of financial institutions.
●	the Ministry of Public Security, taking the lead in security supervision of the internet services of internet lending information intermediaries, and penalizing violations of laws and regulations on network security, and cracking down on financial crimes and relevant crimes involved in internet lending.
●	the State Internet Information Office, supervising financial information services and the content of internet information.

Regulation on P2P Companies

In July 2015, 10 PRC central government ministries and regulators, including the PBOC, the CBRC, the Ministry of Finance, the Ministry of Public Security and the Cyberspace Administration of China, together released the Guidelines to Promote the Healthy Growth of Internet Finance (the “Guidelines”), which identified the CBRC as the supervisory regulator for the online lending industry. According to the Guidelines, online marketplace lending platforms shall only serve as intermediaries to provide information services to borrowers and investors, and shall not provide credit enhancement services or illegally conduct fundraising. The Guidelines also outlined certain regulatory propositions, which would require Internet finance companies, including marketplace lending platforms, to (i) complete website registration procedures with the administrative departments overseeing telecommunications; (ii) use banking financial institutions’ depository accounts to hold lending capital, and engage an independent auditor to audit such accounts and publish audit results to customers; (iii) improve the disclosure of operational and financial information, provide sufficient risk disclosure, and set up thresholds for qualified investors to provide better protections to investors; (iv) enhance online security management to protect customers’ personal and transactional information; and (v) take measures against anti-money laundering and other financial crimes.

In August 2016, the CBRC, the MIIT, the Ministry of Public Security and the State Internet Information Office jointly promulgated the Interim Measures. Apart from what had already been emphasized in the Guidelines and other previously released guidance, the Interim Measures include (i) general principles; (ii) filing administration; (iii) business rules and risk management guidelines; (iv) protection measures for investors and borrowers; (v) rules on information disclosure; (vi) supervision and administrative mechanisms; and (vii) legal liabilities.

Under the general principles and filing administration sections, the Interim Measures provide that online lending intermediaries shall not engage in credit enhancement services, direct or indirect cash concentration or illegal fundraising. The sections also stipulate a supervisory system and list the administrative responsibilities of different supervisory authorities, including the CBRC and its local counterpart and local financial regulators. Furthermore, these sections require online lending intermediaries to file with the local financial regulators, to apply for value-added telecommunications business licenses thereafter in accordance with the provisions of the relevant telecommunications authorities and to include serving as an Internet lending information intermediary in its business scope.

Under the business rules and risk management guidelines section, the Interim Measures stipulate that online lending intermediaries shall not engage in or be commissioned to engage in thirteen prohibited activities, including: (i) directly or indirectly financing its own projects; (ii) directly or indirectly receiving or collecting lenders’ funds; (iii) directly or indirectly offering guarantees to lenders or guaranteeing principal and interest payments; (iv) commissioning or authorizing a third party to advertise or promote financing projects at any physical locations other than through electronic channels such as the Internet and mobile phones; (v) providing loans (unless otherwise permitted by laws and regulations); (vi) dividing the term of financing projects; (vii) offering its own wealth management products or other financial products to raise funds or act as a proxy in the selling of banks’ wealth management products, brokers’ asset management products, funds, insurance or trust products; (viii) providing services similar to asset-based securitization services or conducting credit assignment activities in the form of asset packaging, asset securitization, asset trusts or fund shares; (ix) mixing with, bundling with or acting as a proxy in relation to investment, sales agent and brokerage services of other businesses (unless permitted by laws and regulations); (x) fabricating or exaggerating the authenticity or earnings outlook of a financing project, concealing its flaws and risks, falsely advertising or promoting a project with intentional ambiguity or other deceptive means, or spreading false or incomplete information to damage the commercial reputation of others, or to mislead lenders or borrowers; (xi) providing intermediary services for loans used to invest in high-risk financing projects such as stocks, over-the-counter margin financing, futures contracts, structured products and other derivatives; (xii) operating equity-based crowd-funding; and (xiii) other activities prohibited by laws and regulations. The Interim Measures, under the business rules and risk management section, also stipulate specific obligations or business principles of online lending intermediaries, including but not limited to online dispute resolution services, examination and verification functions, anti-fraud measures, risk education and training, information reporting, anti-money laundering, anti-terrorist financing, systems, facilities and technologies, service fees, electronic signatures and loan management. In addition, the Interim Measures stipulate that online lending intermediaries shall not operate businesses other than risk management and necessary business processes such as information collection and confirmation, post-loan tracking and pledge management in accordance with online-lending regulations, via offline physical locations. Furthermore, the Interim Measures provide that online lending intermediaries shall, based on their risk management capabilities, set upper limits on the loan balance of a single borrower borrowing both from one online lending intermediary and from all online lending intermediaries. In the case of natural persons, this limit shall not be more than RMB200,000 (approximately $29,397) for one online lending intermediary and not more than RMB1 million (approximately $146,985) in total from all platforms, while the limit for a legal person or organization shall not be more than RMB1 million (approximately $146,985) for one online lending intermediary and not more than RMB5 million (approximately $734,927) in total from all platforms.

In accordance with the Guidelines and the Interim Measures, the CBRC, MIIT, and Administration for Industry and Commerce jointly issued The Guidelines for Record Filing on the Administration of Online Lending Information Intermediary Institution, which become effective on December 28, 2016. The Record Filing Guidelines further clarifies the requirement and procedures to online lending intermediaries of conducting filing with local financial regulators.

In accordance with the Guidelines and the Interim Measures, the CBRC issued the Guidelines for the Funds Custodian Business of Online Lending, or the Custodian Guidelines on February 22, 2017. The Custodian Guidelines further clarifies the custodian requirement for the funds of investors and borrowers held by online lending intermediaries.

The Custodian Guidelines specifies that an online lending intermediary may only designate one qualified commercial bank as its fund custodian institution for the funds of lenders and borrowers held by it, and further clarifies detailed requirements and procedures for setting up custody accounts with commercial banks. To the extent that the relevant online lending intermediary and commercial banks are not in full compliance with the Custodian Guidelines, they are required to make corrections or rectification within a six-month rectification period specified by the Custodian Guidelines.

In accordance with the Guidelines and the Interim Measures, the CBRC further issued the Guidelines on Information Disclosure of the Business Activities of Online Lending Information Intermediaries, or the Disclosure Guidelines, on August 23, 2017. The Disclosure Guidelines further clarified the disclosure requirements for online lending intermediaries.

Pursuant to the Disclosure Guidelines, online lending intermediaries should disclose certain information on their websites and all other internet channels, including mobile applications, WeChat official accounts or Weibo, including, among others (i) the record-filing and registration information, the organization information, the examination and verification information, and transaction related information, including transactions matched through the online lending intermediary for the previous month, all of which shall be disclosed to the public; (ii) the basic information of the borrowers and the loans, the risk assessment of such loans, and the information of the outstanding transactions matched, all of which shall be disclosed to the investors; and (iii) any event that would result in a material adverse effect to the operations of online lending information providers, which shall be disclosed to the public within 48 hours upon occurrence.

The Disclosure Guidelines also require online lending intermediary to record all the disclosed information and retain such information for no less than five years from the date of the disclosure. To the extent that the relevant online lending intermediary are not in full compliance with the Disclosure Guidelines, they are required to make corrections or rectification within a six-month rectification period starting from the date the Disclosure Guidelines was issued.

In accordance with the Provisions on Several Issues Concerning Laws Applicable to Trials of Private Lending Cases issued by the Supreme People’s Court on August 6, 2015, or the Private Lending Judicial Interpretations, which came into effect on September 1, 2015, in the event that loans are made through an online lending information intermediary platform and the platform only provides intermediary services, courts shall dismiss any claim concerned against the platform demanding the repayment of loans by the platform as a guarantor.

The Private Lending Judicial Interpretations also provide that agreements between lenders and borrowers on loans with interest rates below 24% per annum are valid and enforceable. As to the loans with interest rates per annum between 24% (exclusive) and 36% (inclusive), if the interest on the loans has already been paid to the lender, and so long as such payment has not damaged the interest of the state, the community and any third parties, the courts will turn down the borrower’s request to demand the return of the excess interest payment. If the annual interest rate of a private loan is higher than 36%, the agreement on the excess part of the interest is invalid, and if the borrower requests the lender to return the part of interest exceeding 36% of the annual interest that has been paid, the courts will support such requests.

In addition, on August 4, 2017, the Supreme People’s Court issued the Circular of Several Suggestions on Further Strengthening the Judicial Practice Regarding Financial Cases, or Circular 22, which provides, among others, that (i) the claim of the borrower under a financial loan agreement to adjust or cut down the part of interest exceeding 24% per annum on the basis that the aggregate amount of interest, compound interest, default interest, liquidated damages and other fees collectively claimed by the lender is overly high shall be supported by the PRC courts; and (ii) in the context of Internet finance disputes, if the online lending information intermediary platforms and the lender circumvent the upper limit of the judicially protected interest rate by charging intermediary fee, it shall be determined as invalid.

Competitive Strengths

●	Strong and well developed risk management structure

We are highly selective with our cooperative partners and created a comprehensive risk management model and threshold system for such selection. We have a “multi-filter” system for the assessment of a loan application, which means a loan application needs to go through several rounds of review before it is approved. For SME borrowers, besides the due diligence investigation by cooperative partners, we have a system that includes onsite investigation and due diligence by a selected risk management team. For individual borrowers, we implement a personal credit model for assessment. We also cooperate with third party credit investigators to evaluate the credit history of borrowers.

●	A Proven Track Record of Providing Secured Auto Equity Loan Enjoyed by Both Borrowers and Investors

We have a proven track record of providing auto equity loans praised by both our borrowers and investors as secure and convenient. Unlike other types of financing, auto equity loans do not have a complicated or lengthy approval process. Since borrowers are offering a form of collateral, car loans are relatively easy to qualify for, even if borrowers do not have the best credit scores. Auto equity loans are an excellent option for borrowers who need money immediately and investors who prefer secured loans. Finally, because the investors place a lien on the car’s title but do not keep the vehicle themselves, borrowers can continue to use the vehicle while making payments on the loan. A borrower only loses use of the vehicle if he/she defaults on the loan and the investor repossesses the vehicle. Auto equity loans have only begun to gain popularity recently in China. We are one of the few P2P lending companies that almost exclusively operate in the auto equity loan market and have already developed a solid reputation.

●	Robust Technology Platform

Our technology platform set up a firm foundation for our online lending business to thrive. It enables us to connect investors and individual borrowers in a fast and effective manner and to efficiently deliver services to them. Our platform monitors and administrates the entire loan transaction process, including application, verification, offline anti-fraud investigation, credit assessment, approval, listing, funding, after-funding servicing and collections, and provides a flexible, cost-efficient and time-saving mechanism for matching borrowers and investors as it compared to traditional banking institutions. Our technology platform also facilitates our user-friendly mobile applications, which allow our users to invest and borrow according to their own schedules. In addition, we have adopted robust security measures and policies to protect our customer information and proprietary data, and have deployed multiple layers of redundancy to ensure the reliability of our platform.

Competition

The Chinese online consumer finance marketplace industry in which we operate is highly competitive. With respect to borrowers, we compete with all other types of consumer lending marketplaces. According to the Market Report titled Time for Marketplace Lending issued by Oliver Wyman in 2016, while there are over 1,700 other consumer lending marketplaces in China, we believe we do not directly compete with those marketplaces offering small-sized loans (defined as loans of RMB3,000 (US$442.5) to RMB20,000 (US$2,950.2)) and large-sized loans (defined as loans exceeding RMB140,000 (US$20,651.1)). Unlike these other marketplaces, we target the emerging middle class consumers seeking medium-sized loans ranging from RMB20,000 (US$2,950.2) to RMB140,000 (US$20,651.1). Among similar consumer lending marketplaces offering medium-sized loans, we believe we compete with Hexindai, Yixin, Xinerdai, Yirendai, Iqianjin and Niwodai.

We do not compete with traditional financial institutions, including banks, credit card issuers and consumer finance companies. We believe our credit assessment technology has enabled us to analyze alternative sources of data and operate more efficiently than traditional financial institutions. In addition, unlike traditional banking and lending institutions, we are not constrained by strict regulatory limits on pricing and loan deposits, subject to compliance with all applicable laws and regulations.

With respect to investors, we primarily compete with other micro-lending investment product providers, wealth management centers and traditional banks in China.

Employees

As of April 2, 2018, the Company has 48 full time employees. WFOE and Beijing Jiucheng have executed employment contracts with all of their employees in accordance with PRC Labor Law and Labor Contract Law. These contracts comply with PRC law. The Company believes its relationship with its employees is satisfactory.

Description of Properties

Our headquarters are located in Beijing. We have leased an aggregate of approximately 719.45 square meters of office space for our headquarters in Beijing as of April 2, 2018.  We pay a monthly rent in the amount of $22,464.16. The lease will expire on May 21, 2019.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main executive office located at 56 Jianguo Rd, Chaoyang Qu, Beijing, China. As an online company, we do not use any other facilities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink under the symbol “JCTG” and has very limited trading. The closing price for our Common Stock on the OTC Pink on April 2, 2018 was $5.26 per share. Prior to June 2017, there was no publicly quoted price for our common stock.

	Low Price	High Price
First Quarter 2018	$5.26	$5.48
Fourth Quarter 2017	$0.05	$5.50
Third Quarter 2017	$0.05	$0.05
Second Quarter 2017	$-	$-
First Quarter 2017	$-	$-

Stockholders of Record

As of April 2, 2018, we have 24 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Globex Transfer, at LLC 780 Deltona Blvd., Suite 202, Deltona, FL 32725, is the transfer agent for our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any kind of equity compensation plan. Our Board of Directors may adopt one or more equity compensation plans in the future.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D or Rule 903 of Regulation S promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On November 7, 2016, we issued 222,000 shares of common stock to various stockholders at price of $0.01 per share, for $22,100 cash.

On November 16, 2016, we affected a forward stock split, pursuant to which we issued 5 shares for every one share of our common stock, resulting in an aggregate issuance of 20,888,000 shares of common stock.

On December 1, 2016, Zur Dadon, our sole director at that time, cancelled 18,000,000 shares he owned.

On November 13, 2017, we issued 8,000,000 shares of common stock to the sole stockholder of I JIU JIU, pursuant to the Share Exchange agreement.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States of America securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such as will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including those related to general and administrative expenses; the potential size of the market for our services, future development and/or expansion of our services in our markets, our ability to generate revenues, our ability to obtain regulatory clearance and expectations as to our future financial performance. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes to those statements included in this filing. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under “Special Note Regarding Forward-Looking Statements”, our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

 Jiucaitong Group Limited was incorporated in Nevada (“Company”) on March 10, 2014, under the name of “Spirit International, Inc.;” we amended our Articles of Incorporation and changed our corporate name to Jiucaitong Group Limited on November 27, 2017 (the “Name Change”). On November 10, 2017, the Company consummated a share exchange (the “Share Exchange”) with I JIU JIU Limited, a British Virgin Islands company (“I JIU JIU”). Pursuant to and following the Share Exchange, we changed our corporate name and discontinued our pre-Share Exchange business such that the businesses of Beijing Jiucheng became our businesses. We are currently a holding company and operate through our wholly-owned subsidiaries, I JIU JIU, Ruixiang Technology Group, Ltd., a Hong Kong company (“Ruixiang”) and Beijing Jiucheng IT Consulting Enterprise Co. Ltd, a company organized in the People’s Republic of China (“Jiucheng Consulting” or “WFOE”) and our contractually controlled and managed company, Beijing Jiucheng Asset Management Co., Ltd., a company organized in the People’s Republic of China (“Beijing Jiucheng”). Beijing Jiucheng operates an electronic online financial platform, “www.9caitong.com,” which is designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China. We believe our services provide an effective solution for under-served SME and individual borrowers who need access to financing.

We generate revenue from our services that facilitate matching lenders, who we refer to as investors, with individual and SME borrowers. We typically charge borrowers a loan facilitation process and matching services fee between 1% and 1.5% per month of the loan amount, depending on the duration of the loan, for each effected loan facilitated by us. Additionally we charge a separate fee from borrowers for each loan repayment facilitated by us, which is based on an agreed upon percentage of approximately 0.5% of the total loan amount per month for the duration of the loan.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, and its VIEs. All inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2017 and 2016 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and accruals for taxes due.

Financial Instrument

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains with various financial institutions in the PRC. At December 31, 2017 and 2016, cash balances held in PRC banks are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash

Cash that is deposited in the bank but restricted for a specific purpose and therefore not available for immediate and general use by the Company is classified as restricted cash, which is presented separately from cash and cash equivalents on the consolidated balance sheets. The deposited balance is included in the Company’s bank account for guarantee of certain business purpose under an agreement until being used for the designated purpose or withdrawn due to expiration of the guarantee. As of December 31, 2017 and 2016, the Company had a restricted cash balance of $184,437 and $-, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

Classification	Estimated useful life
Computer and office equipment	3 years
Furniture	3 years
Vehicles	3 years

Advances from Customers

Advances from customers at December 31, 2017 and 2016 amounted to $114,191 and $-0-, respectively, and consist of prepayments from customers for services that have not been performed. The Company will recognize the deposits as revenue when the services have been performed in accordance with the Company’s revenue recognition policy.

Earnings per share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of December 31, 2017 and 2016, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Revenue Recognition

The Company provides intermediary services to the personal loan borrowers and the financial products investors. The Company charges fees for the intermediary services to the personal loan borrowers.

Prior to July 2017, the revenue process started when an individual who had financing needs submited the loan application to Beijing Hengjiu Investment Management Co., Ltd. (“Hengjiu”). Hengjiu, along with its sub-contractor, Zhongcheng Zhengxin (Beijing) Co., Ltd. (“Zhongcheng Zhengxin”), provided financial consulting services such as loan origination criteria checkup, risk assessment, and assessment/evaluation of vehicle collateral. Hengjiu is a related party which was 75% owned by Jiuyuan   Investment Co., Ltd. (“Jiuyuan”), a shareholder of Beijing Jiucheng, and 25% owned by Xiangbin Meng, the Company’s Chairman. Zhongcheng Zhengxin is a third party who provides credit assessment services. Upon completion of the background check, Xiangbin Meng (“Meng”), the maker of the loan, entered into the loan agreement with the qualified loan borrowers and initiated the transfer of the cash to the borrowers or borrowers’ agents. The loan usually matures in three months and using borrowers’ vehicle as collateral.

After the borrowers received the fund transfer, the Company then packaged the debt claims of Meng into corresponding financial products and placed in its physical stores or on its on-line platform for sale. Investors of those financial products were able to choose the financial products that met their needs. Meng transfered his debt upon signing the debt transfer agreement with the financial products investors. The services were originally provided in physical stores in Beijing, Baoding, Hebei province and Weihai, Shandong province. Since April 2016, Beijing Jiucheng started to move majority of the business to its financial advisory on-line platform, Jiucaitong (www.9caitong.com). As less labor was required, in June 2016, Beijing Jiucheng shut down the physical stores in Baoding and Weihai.

Meng was responsible for making the loans, transferring the funds to the borrowers and collecting the service fees on behalf of all parties involved. Meng collected a portion of the service fees upfront and the rest on a monthly basis over the term of the loan from loan borrowers.

The Company recognizes revenue, net of value-added taxes in the periods in which the related services were performed provided that persuasive evidence of an arrangement exists, the amount of the service fee is fixed in the loan agreements, and collectability is reasonably assured. The revenue was recognized when the loan agreements were executed and the funds were transferred to the loan borrowers, based on the predetermined service fee percentage of the total loan principal over the term of the loan. According to the service fee allocation agreement, Beijing Jiucheng was entitled to a service fee of 1% of the loan principal per month before July 1, 2016 and 1.5% per month effective July 1, 2016 and thereafter as Beijing Jiucheng increased the loan management and risk assessment services that were originally done by Beijing Hengjiu since May 2016.

Since July 2017, the Company officially launched the bank depository system and provided intermediary services for all registered users, including consultation, information and all kinds of delegation service. The Company started to charge the service fee from the amount borrowed by the borrower at the difference between the borrowers’ actual rate and the investors’ yield rate. Upon launching of the bank depository system, Meng no longer serves as the maker of the loan. The borrowers and investors enter the loan agreements directly with the online platform, Jiucaitong. Since December 2017, the online platform also provides loan intermediary services to the restaurant owners which operate the same as the rest of the borrowers except for that the restaurant owners use restaurants as collateral.

Allowance for Doubtful Accounts

Service fee receivable is recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon the assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of the loan borrowers, current economic conditions, and other factors that may affect the borrowers’ ability to pay. No allowance has been provided for at December 31, 2017 and 2016 as the service fees have been fully collected from the loan borrowers during the respective years or subsequently.

Advertising Expense

The Company expenses advertising costs as they incurred. Total advertising expenses were $73,042 and $102,624 for the years ended December 31, 2017 and 2016, respectively, and have been included as part of selling expenses.

Value-added Taxes

Pursuant to the PRC tax laws, in case of the financial services provided, generally the value added tax (“VAT”) rate is 3% of the gross sales for small scale VAT payer and 6% of the gross sales for general VAT payer. The accrued VAT is recorded as VAT payables in the financial statements. VAT is reported as a deduction to revenue when incurred.

Income Taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. Deferred tax liabilities are recognized for all future taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled.

Deferred tax is charged or credited in the operations of statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

Certain activities conducted in foreign jurisdictions may result in the imposition of U.S. corporate income taxes on the Company when its subsidiaries, controlled foreign corporations (“CFCs”), generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2017 and 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

 Foreign Currency Translation

The functional currency of the Company’s operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income / loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in its functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2017 and 2016 were translated at 6.5063 RMB to $1.00 and at 6.9445 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2017 and 2016 were 6.7338 RMB and 6.6444 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Credit Risk and Concentration

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of cash equivalents consists of short-term money market funds, which are managed by reputable financial institutions in PRC.

The Company performs ongoing credit evaluations of borrowers, and generally do not require additional collateral except for personal vehicles. No borrowers represented 10% or more of total revenue during the years ended December 31, 2017 and 2016.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10,” Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2017 and 2016.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company elected the modified retrospective approach. In preparation for adoption of the new guidance, we reviewed representative samples of contracts and other agreements we had entered into with our customers and evaluated the five-step model specified by the new revenue standards. The Company completed its analysis and identified changes with respect to the timing of revenue recognition for its revenue streams and determined the impact of that guidance on revenue recognition. The Company does not expect the new revenue standard to have a material impact on its consolidated financial statements.

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the adoption of this guidance will have a material impact on its interim condensed consolidated financial statements.

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. The Company does not believe that this standard has significant impact on the presentation of its consolidated statement of cash flows.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company has adopted this guidance effective for us in the first quarter of 2018 on a prospective basis. This standard does not have a material impact on our consolidated financial statements until the Company plans to have an acquisition or deconsolidation in the future.

Revenue Recognition and Leases: In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object certain public business entities to elect to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company elected to adopt ASC Topic 606 and ASC Topic 842 beginning January 1, 2018 and January 1, 2019, respectively.

Except for the ASU above, in the period from February 2018 through March 2018, the FASB has issued ASU No. 2018-02 through ASU 2018-04, which are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

The following discussion should be read in conjunction with the Financial Statement of the Company for the years ended December 31, 2017 and 2016 and related notes thereto.

Revenue

We have recognized $1,733,041 and $1,365,337 revenue for the years ended December 31, 2017 and 2016, respectively. Prior to July 2017, our service fee was at 1.5% per month. Since July 2017, we started to charge the service fee as the spread between the borrowers’ interest rate and the investors’ yield rate. We had a total of 9,775 contracts signed for the year ended December 31, 2017 compared to 2,249 contracts for the year ended December 31, 2016.

Operating Expenses

Selling expenses: Our selling expenses primarily consist of expenses relating to advertising, marketing and promotional trips and other community activities for brand promotion purpose. Selling expenses increased from $196,168 for the year ended December 31, 2016 to $ 232,789 for the year ended December 31, 2017. An increase of $36,621, or 19%, was primarily attributable to the increase of the online interactive promotion expenses.

General and administrative expenses: Our general and administrative expenses for the years ended December 31, 2017 and 2016 consisted of the following:

	Years Ended
	December 31,			Percentage
	2017	2016	Change	Change
Payroll and related benefits	$480,472	$546,968	$(66,496)	(12%)
Depreciation expense	47,626	58,129	(10,503)	(18%)
Software service fee	101,553	35,043	66,510	190%
Rent and property management expense	290,182	410,552	(120,370)	(29%)
Repair expense	14,108	-	14,108	100%
Professional fee	210,410	45,151	165,259	366%
Other	43,917	34,080	9,837	29%
Total	$1,188,268	$1,129,923	$58,345	5.2%

●	Payroll and related benefits for the year ended December 31, 2017 decreased by $66,496, or 12%, as compared to the year ended December 31, 2016. We had less employees in 2017 as we moved all of our business online.
●	Depreciation expense for the year ended December 31, 2017 decreased by $10,503, or 18%, as compared to the year ended December 31, 2016. In the mid of 2017, there were a portion of the fixed assets that have already been fully depreciated. Therefore, they no longer incur depreciation expense in the second half of 2017.
●	Software service fee for the year ended December 31, 2017 increased by $66,510, or 190%, as compared to the year ended December 31, 2016. The increase was primarily attributable to the increase of our on-line business.
●	Rent and property management expense for the year ended December 31, 2017 decreased by $120,370, or 29%, as compared to the year ended December 31, 2016. The majority of the change was attributable to the decrease in rent in Baoding, Hebei and Weihai, Shandong as we closed our stores in 2016. Also, the monthly rent for the new lease in Beijing was less than the prior lease.
●

Repair expense for the year ended December 31, 2017 increased by $14,108, or 100%, as compared to the year ended December 31, 2016. We moved to a new office in Beijing and incurred some repair expense in 2017. We did not incur such expense during the year ended December 31, 2016. We expensed the entire amount in 2017 as the repair fee did not extend the life of the property.

●	Professional fee for the year ended December 31, 2017 increased by $165,259, or 366%, as compared to the year ended December 31, 2016. The professional fee mainly consists with legal fees, audit fees, and other consulting fees associated with the reverse merger.
●	Other general and administrative expenses for the year ended December 31, 2017 increased by $9,837, or 29%, as compared to the year ended December 31, 2016. The increase was primarily attributable to the increase in travel, seminar, printing, and car insurance expenses.

Income from operations

As a result of the factors described above, for the year ended December 31, 2017, income from operations amounted to $311,984, as compared to income from operations of $39,246 for the year ended December 31, 2016.

Other income (expenses)

Other income: Other income increased from $44,219 for the year ended December 31, 2016 to $95,420 for the year ended December 31, 2017. An increase of $51,201 was primarily attributable to increase of the vehicle leasing income in 2017. On June 30, 2016, Jiucheng Huijin, a related party, and the Company entered a contract to lease two vehicles from the Company. The contract started on June 30, 2016 and expired on June 30, 2017. After the expiration, the contract has been automatically renewed month by month. Pursuant to the terms of the contract, Jiucheng Huijin has agreed to pay a monthly rental fee of RMB 25,000 (approximately $3,600) per vehicle. We recorded six months of such income in 2016 and twelve months in 2017.

Other expense: Other expense decreased from $15,035 for the year ended December 31, 2016 to $3,348 for the year ended December 31, 2017. In June 2016, we shut down our physical stores in Baoding, Hebei and Weihai, Shandong and incurred an early termination fee in the amount of $15,035. In April 2017, we incurred and paid $3,348 extra of the employees’ portion of the social insurance and housing fund.

Gain from extinguishment of liability: Yasheng paid general and administrative expense on behalf of Beijing Jiucheng. As of December 31, 2016, we recorded $8,917 due to Yasheng. Yasheng was closed in 2017 and we no longer need to pay the debt. We recorded a gain from extinguishment of liability in the amount of $9,196 as of December 31, 2017 accordingly.

Bank charges: Bank charges increased from $5,534 for the year ended December 31, 2016 to $25,941 for the year ended December 31, 2017. Bank charges were resulted from the fees charged by banks for cash transfers. The increase of $20,407 was primarily attributable to the increase of cash transfer volumes as we launched the bank depository system in July 2017.

Income tax provision

As a result of accumulated net operating losses incurred that allowable tax deductions are greater than its taxable income, there has been no provision for income taxes from the date of inception. The Company has provided full valuation allowance for the deferred tax assets at December 31, 2017 and 2016, which arising from the losses incurred since inception.

Net income

As a result of the factors described above, for the year ended December 31, 2017, net income amounted to $387,311, as compared to net income of $62,896 for the year ended December 31, 2016.

Foreign currency translation loss

The functional currency of our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translations, which are a noncash adjustment, we reported a foreign currency translation gain of $235,267 for the year ended December 31, 2017, as compared to a foreign currency translation loss of $915,991 for the year ended December 31, 2016. The noncash gain had the effect of increasing our reported comprehensive income and noncash loss had the effect of increasing our reported comprehensive loss for the years ended December 31, 2017 and 2016, respectively.

Comprehensive income (loss)

As a result of our foreign currency translation loss, we had comprehensive income for the year ended December 31, 2017 of $622,578 compared to comprehensive loss of $853,095 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had a cash balance of $ 1,941,150. During the year ended December 31, 2017, net cash provided by operating activities totaled to $1,328,637. Net cash used in investing activities totaled to $ 3,017,385 in connection with working capital advances made to and received repayments from our related parties. Net cash provided by financing activities totaled to $3,550,249 in connection with working capital advances received from our related parties. Effect of exchange rate change on cash totaled $66,725. The resulting change in cash for the period was an increase of $1,928,226, which was primarily due to reduction of cash outflow with related parties and net cash generated from our operating activities.

As of December 31, 2016, we had a cash balance of $12,924. During the year ended December 31, 2016, net cash used in operating activities totaled to $1,167,412. Net cash used in investing activities totaled to $11,086,151 in connection with working capital advances made to and received repayments from our related parties. Net cash provided by financing activities totaled to $12,153,548 in connection with working capital advances received from our related parties. Effect of exchange rate change on cash totaled $3,365. The resulting change in cash for the period was a decrease of $103,380, which was primarily due to cash outflow of due from related parties.

The following table sets forth a summary of changes in cash flow from December 31, 2017 to December 31, 2016:

	Years Ended
	December 31,			Percentage
	2017	2016	Change	Change
Net cash provided by (used in) operating activities	$1,328,637	$(1,167,412)	$2,496,049	214%
Net cash used in investing activities	(3,017,385)	(11,086,151)	8,068,766	(73%)
Net cash provided by financing activities	3,550,249	12,153,548	(8,603,299)	(71%)
Effect of exchange rate change on cash	66,725	(3,365)	70,090	2,083%
Total net change in cash and cash equivalents	$1,928,226	$(103,380)	$2,031,606	1,965%

Net cash provided by (used in) operating activities increased by $2,496,049 to $ 1,328,637 at December 31, 2017 from ($1,167,412) at December 31, 2016. This increase is primarily attributable to:

●	An increase in amount due from related parties of $2,025,031
●	An increase in net income of $324,415
●	A decrease in other receivables of $97,250
●	An increase in advance from customers $110,332
●	An increase in other payable of $85,928

Net cash used in investing activities was $3,017,385 for the year ended December 31, 2017 as compared to $11,086,151 for the year ended December 31, 2016. During the year ended December 31, 2017, we made advances to our related parties for working capital totaled $9,632,746 and received repayment from our related partiers totaled $6,615,379. During the year ended December 31, 2016, we made advances to our related parties for working capital totaled $67,090,526 and received repayment from our related parties total $55,974,375.

Net cash provided by financing activities was $3,550,249 for the year ended December 31, 2017 as compared to $12,153,548 for the year ended December 31, 2016. During the year ended December 31, 2017, we received working capital advances from our related parties totaled $4,126,053 and made repayment to our related parties totaled $397,600. We had $178,204 restricted cash put aside as a guarantee in 2017. During the year ended December 31, 2016, we received working capital advances from our related parties totaled $12,153,548.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to December 31, 2017:

	As of December 31,			Percentage
	2017	2016	Change	Change
Current Assets	$2,302,707	$1,895,097	$407,610	22%
Current Liabilities	466,274	528,926	(62,652)	-12%
	$1,836,433	$1,366,171	$470,262	34%

Our working capital increased by $470,262 to $1,836,433 at December 31, 2017 from $1,366,171 at December 31, 2016. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalents of $ 1,928,226
●	A decrease in due to related parties of $373,619
●	An increase in restricted cash of $184,437

Offset by:

●	A decrease in due from related parties of $1,593,371
●	A decrease in other receivable of $158,414
●	An increase in advance from customers of $114,191
●	An increase in other payable of $93,617
●	An increase in VAT payable of $113,932

Because the exchange rate conversion is different for the balance sheets and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, all of our revenues and costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 2.0% for 2017 and 1.8% for 2016 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/).

These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2017 and the notes thereto are set forth on page F-1 through F-21 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

While we did change accountants during fiscal 2017, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference thereto in their reports on the financial statements for such periods, nor were there any “reportable events” (as such term is defined in Item 304 of Regulation S-K). Our former accountant’s audit reports on our financial statements as of and for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report because of prior failures to document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. These controls are designed and implemented under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the management and our Board of Directors regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 updated Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this Report, such internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that are considered to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

a)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting, we plan to improve our internal controls and procedures by hiring an experienced controller and building an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to the limited cash flow we are currently having, we cannot assure you when we will be able to implement those remediation methods.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal years and the quarter ended December 31, 2017, to which this Form 10-K relate that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below presents information with respect to our officers and directors as of the date of this Report.

Pursuant to the Share Exchange, effective November 22, 2017, Zur Dadon, our former sole director and officer, resigned from all of his positions as an officer and director of our Company. On that same date, Xiangbin Meng was appointed as our President and Chairman of our Board of Directors, Xuefei Kang was appointed as our Chief Executive Officer, and Jinhua Shao was appointed as Chief Financial Officer and Secretary.

Name	Age	Position
Xiangbin Meng	30	Chairman and President
Xuefei Kang	35	Chief Executive Officer
Jinhua Shao	37	Chief Financial Official and Secretary

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a majority of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive Officers to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Xingbin Meng– Chairman and President

Xingbin Meng, Chairman of Beijing Jiucheng since 2013, has always been a natural leader. He received the honorary title of being one of the China’s annual Economic Figure in 2014. Since March 2015, Meng has also been the Chairman of Beijing Jiuyuan Investment Co. Ltd. From 2009 to 2012, he served as Chief Manager of North China region of China Mingsheng Bank. Meng graduated from Harbin University of Science and Technology with a bachelor degree.

Xuefei Kang– Chief Executive Officer

Xuefei Kang has been Beijing Jiucheng’s CEO since May 2016. Kang previously served as our chief financial officer and has been a member of our board of directors since our formation. From 2010 to 2012, Kang founded his own company, Beijing Aiyisio Technology, Co. Ltd, which specializes in providing internet search engine optimization service and served as its CEO. From 2012 to 2014, Kang served as Vice Manager for Hao Chen Software Co. Ltd, a leading Computer-aided design (CAD) public company in China. From 2014 to 2016, Kang was Vice President for Haixiang Century Information Service Co. Ltd. He received his associate degree in Computer Science from Harbin Huaxia Computer Vocational Technology College.

Jinhua Shao–Chief Financial Official and Secretary

Jinhua Shao has been with Beijing Jiucheng since March 2016. He currently serves as Beijing Jiucheng’s chief financial officer. Shao has over 10 year related experience in accounting. From 2004 to 2009, he was Settlement Manager for Suning Commerce Group, one of the largest non-governmental retailers in China. From 2009 to 2011, Shao was the Chief Manager of the Accounting Department of Dangdang.com, a Chinese electronic commerce company that trades its securities on NYSE. From 2011 to 2014, Shao was Chief Financial Officer for Beijing Shunfeng E-Commerce Co. Ltd. From 2014 to 2015, he served as chief financial officer for Interchina Group. Shao obtained his bachelor degree in accounting from Nanjing Audit University.

Independence, Board Committees

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

We do not currently have a separately designated audit, nominating or compensation committee. The business and affairs of the company are managed under the direction of our board. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our director at this time given our level of development. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

We also do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond our limited financial resources.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors; when available, our code of ethics will be posted on a corporate website.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director or any executive officers has not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

The business and affairs of the Company are managed under our sole board member. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meetings. All communications from stockholders are relayed to the board of member.

Role in Risk Oversight

Our sole director is primarily responsible for overseeing our risk management processes. The sole director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The sole director focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the sole director oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.”

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us and Beijing Jiucheng during the last two fiscal years indicated to (i) all individuals that served as our or Beijing Jiucheng’s principal executive officer or acted in a similar capacity for us or Beijing Jiucheng at any time during the most recent fiscal year indicated; (ii) the two most highly compensated executive officers who were serving as executive officers of us or Beijing Jiucheng at the end of the most recent fiscal year indicated that received annual compensation during such fiscal year in excess of $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of us or Beijing Jiucheng at the end of the most recent fiscal year indicated that received annual compensation during such fiscal year in excess of $100,000. No executive officer of ours or Beijing Jiucheng has received annual compensation in excess of $100,000.

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zur Dadon	2016	0	0	0	0	0	0	0	0
(CEO) (1)	2017	0	0	0	0	0	0	0	0

Xuefei Kang	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(CEO) (2)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Effective November 22, 2017, Mr. Zur Dadon resigned as our sole executive officer.
(2)	Reflects compensation received from Beijing Jiucheng.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Employment Agreements

None of the Company’s executive officers have employment agreements with the Company, although they may enter into such agreements in the future.

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended December 31, 2017.

Potential Payments upon Termination or Change-in-Control

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

Director Compensation

We have not compensated our directors, in their capacities as such, since our respective formations.

The Company will reimburse its directors for reasonable expenses in connection with attendance at board and committee meetings. Directors will also be eligible to receive stock options offered by our company from time to time. No options have been granted to any director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 2, 2018, by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 2, 2018, the Company has 9,110,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of April 2, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of April 2, 2018 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, G2 Tianyangyunhe, No. 56, Jianguo Road, Chaoyang District, Beijing, China.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)

I JIU JIU Limited (2)(3)	8,000,000	87.8%
Jiu Xin Cai Yuan Limited(2)	5,600,000	61.5%
Yangming Development Limited (2)	2,400,000	26.3%

Directors and Executive Officers
Xiangbin Meng, Chairman, President and Director(3)	8,000,000	87.8%

Xuefei Kang, Chief Executive Officer	0	* %

Jinhua Shao, Chief Financial Officer and Secretary	0	* %

All directors and executive officers as a group (3 persons)	8,000,000	87.8%

*	Less than 1%

(1)	Applicable percentage ownership is based on 9,110,000 shares of Common Stock outstanding immediately after the Share Exchange.

(2)	The business address of I JIU JIU Limited, Jiu Xin Cai Yuan Limited and Yangming Development Limited is G2 Tianyangyunhe, No. 56, Jianguo Road, Chaoyang District, Beijing, China.

(3)	The shares held by I JIU JIU Limited are beneficially owned by Mr. Xiangbin Meng, the Chairman of the Company’s Board of Directors. Mr. Meng is the sole director and 100% owner of both Jiu Xin Cai Yuan Limited and Yangming Development Limited which in turn hold 100% shares of I JIU JIU Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions described below, we have not entered into any transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

On November 10, 2017, we entered into the Share Exchange Agreement, pursuant to which we issued 8,000,000 new shares of our Common Stock to I JIU JIU for all of I JIU JIU’s outstanding capital stock, with the result that I JIU JIU became our wholly owned subsidiary. Mr. Xiangbin Meng, the Chairman of our Board of Directors, beneficially owns the shares held by I JIU JIU; Mr. Meng is the sole director and 100% owner of both Jiu Xin Cai Yuan Limited and Yangming Development Limited which in turn hold 100% shares of I JIU JIU Limited.

On October 16, 2017, we entered into a Stock Purchase Agreement (the “SPA”) with Kimho Consultants Company Limited, a Hong Kong limited liability company (“Kimho”) and Mr. Zur Dadon (the “Seller”); the Seller is our former sole officer and director. Pursuant to the SPA, Kimho acquired 4,000,000 shares of common stock of the Company (the “Shares”) from Seller for an aggregate purchase price of $430,000 (“Stock Purchase”). The transaction contemplated in the SPA closed on October 17, 2017 (the “Closing”). The Stock Purchase was a private transaction exempt from registration pursuant to Regulation S of the Act. As the result of the Closing, Kimho became the beneficial owner of approximately 78.3% of our then issued and outstanding common stock and the transaction resulted in a change in control of the Company.

In connection with the Share Exchange, on November 10, 2017, Kimho entered into a share cancellation agreement with I JIU JIU’s stockholders whereby Kimho agreed to cancel all of its 4,000,000 shares of Common Stock in exchange for $440,000 paid by I JIU JIU’s stockholders (“Share Cancellation”).

During the period ending December 31, 2016, the Company received a loan in the amount of $45,207 from Zur Dadon, our sole director. Such debt is unsecured, interest-free and repayable on demand. All outstanding debt previously owed to Zur Dadon was paid off on November 14, 2017.

We currently do not have a policy in place for dealing with related party matters.

Promoters and Certain Control Persons

Our officer and director, Mr. Xiangbin Meng, may be considered a “promoter” within the meaning of Rule 405 under the Securities Act, of the Company in consideration of his participation and managing of the business of the Company. In addition Mr. Meng is the Company’s controlling shareholder by virtue of his ownership of 8,000,000 shares of Common Stock which carries voting rights equivalent to 87.8% of the voting shares at any meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

RBSM LLP served as our independent auditors for the years ended December 31, 2017 and 2016. The following is a summary of the fees billed to the Company for professional services rendered for the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Audit Fees	$75,000	$30,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$75,000	$30,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees."

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in the years ended December 31, 2017 or 2016.

Pre-Approval Policies and Procedures

As stated elsewhere in this Report, we do not have an independent audit committee and our sole board member serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2017, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Prior to engaging its accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedure.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-21 of this report.

(2) Financial Statement Schedules: Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with I JIU JIU (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation. (3)
10.1	Securities Cancellation Agreement (1)
21.1	Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
(1)	Incorporated by reference to Form 8K filed on November 13, 2017.
(2)	Incorporated by reference to Form S-1 filed on June 26, 2014.
(3)	Incorporated by reference to Form 8K filed on December 1, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 2, 2018

JIUCAITONG GROUP LIMITED

	By:	/s/ Xuefei Kang
Xuefei Kang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jinhua Shao
Jinhua Shao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

FINANCIAL STATEMENTS

Jiucaitong Group Limited

Consolidated FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jiucaitong Group Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jiucaitong Group Limited and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditors since 2016.

New York, New York

April 2, 2018

Jiucaitong Group Limited

Consolidated Balance Sheets

(Stated in US Dollars)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$1,941,150	$12,924
Restricted cash	184,437	-
Accounts receivable	522	-
Other receivable	19,327	177,741
Prepaid expenses	32,298	30,000
Advances to suppliers	49,672	5,760
Due from related parties	75,301	1,668,672
Total current assets	2,302,707	1,895,097

Non-current assets
Security Deposit	72,649	-
Property, plant and equipment, net	35,333	79,285
Total non-current assets	107,982	79,285

Total assets	$2,410,689	$1,974,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accrued liabilities	$-	$10,773
Other payable	133,093	39,476
Due to related parties	23,682	397,301
Advance from customers	114,191	-
VAT payable	195,308	81,376
Total current liabilities	466,274	528,926

Total liabilities	466,274	528,926

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value, 75,000,000 shares authorized; 9,110,000 and 8,000,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	911	800
Additional paid-in capital	4,358,269	4,481,999
Accumulated deficit	(1,214,945)	(1,602,256)
Accumulated other comprehensive loss	(1,199,820)	(1,435,087)
Total stockholders’ equity	1,944,415	1,445,456
Total liabilities and stockholders’ equity	$2,410,689	$1,974,382

The accompanying notes are an integral part of these consolidated financial statements.

Jiucaitong Group Limited

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in US Dollars)

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Revenue	$1,733,041	$1,365,337

Operating expenses:
Selling expenses	232,789	196,168
General and administrative expenses	1,188,268	1,129,923
Total operating expenses	1,421,057	1,326,091

Income from operations	311,984	39,246

Other income (expense):
Other income	95,420	44,219
Other expense	(3,348)	(15,035)
Gain from extinguishment of liability	9,196	-
Bank charges	(25,941)	(5,534)
Total other income, net	75,327	23,650

Income before taxes	387,311	62,896

Provision for income tax expense	-	-

Net income	$387,311	$62,896

Comprehensive Income (Loss):

Net income	$387,311	$62,896

Foreign currency translation adjustment	235,267	(915,991)

Comprehensive income (loss)	$622,578	$(853,095)

Earnings (loss) per common share – basic and diluted	0.05	(0.01)

Weighted average number of common shares outstanding – basic and diluted	8,231,123	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Jiucaitong Group Limited

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016
(Stated in US Dollars except Number of Shares)

	Number	Common	Additional paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
	of shares	stock	capital	deficit	income (loss)	equity

Balance, December 31, 2015	8,000,000	$800	$3,666,757	$(1,665,152)	$(519,096)	$1,483,309

Net income	-	-	-	62,896	-	62,896

Capital contribution	-	-	815,242	-	-	815,242

Foreign currency translation adjustment	-	-	-	-	(915,991)	(915,991)

Balance, December 31, 2016	8,000,000	800	4,481,999	(1,602,256)	(1,435,087)	1,445,456

Capital reduction			(123,619)			(123,619)

Reverse merger recapitalization	1,110,000	111	(111)	-	-	-

Net income	-	-	-	387,311	-	387,311

Foreign currency translation adjustment	-	-	-	-	235,267	235,267

Balance, December 31, 2017	9,110,000	$911	$4,358,269	$(1,214,945)	$(1,199,820)	$1,944,415

The accompanying notes are an integral part of these consolidated financial statements.

Jiucaitong Group Limited

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$387,311	$62,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	47,626	58,129
Gain from extinguishment of liability	(9,196)	-
Changes in operating assets and liabilities:
Accounts receivable	(504)	-
Other receivable	164,627	67,377
Prepaid expenses	(31,206)	(30,000)
Advances to suppliers	(42,054)	(6,020)
Security Deposit	(70,195)	-
Due from related parties	577,183	(1,447,848)
Due to related parties	13,152	59,703
Advance from customers	110,332	-
Accrued liabilities	(11,110)	2,213
Other payables	87,885	1,957
Deferred rent	-	(8,472)
VAT payable	104,786	72,653
Net cash provided by (used in) operating activities	1,328,637	(1,167,412)

Cash flows from investing activities:
Working capital advances made to related parties	(9,632,764)	(67,060,526)
Repayments of working capital advances received from related parties	6,615,379	55,974,375
Net cash used in investing activities	(3,017,385)	(11,086,151)

Cash flows from financing activities:
Working capital advances received from related parties	4,126,053	12,153,548
Repayments of working capital advances received from related parties	(397,600)	-
Restricted cash	(178,204)	-
Net cash provided by financing activities	3,550,249	12,153,548

Effect of exchange rate change on cash	66,725	(3,365)

Net change in cash and cash equivalents	1,928,226	(103,380)

Cash and cash equivalents - beginning of period	12,924	116,304

Cash and cash equivalents - end of period	$1,941,150	$12,924

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities
Fixed assets transferred to related party in exchange of receivable	$-	$1,716

The accompanying notes are an integral part of these consolidated financial statements.

Jiucaitong Group Limited

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Jiucaitong Group Limited and Subsidiaries (“Jiucaitong” or the “Company”), a Nevada Corporation (formerly Spirit International, Inc.), was incorporated on March 10, 2014. Through Beijing Jiucheng Asset Management Co., Ltd. (“Beijing Jiucheng”), the Company operates its business through an electronic online financial platform, www.9caitong.com (“website”). The Company generates revenue from the services that facilitate matching personal loan lender with individual and small and medium sized enterprises (“SME”) borrowers in China. Beijing Jiucheng was incorporated in Beijing, China on January 13, 2012 under the law of People’s Republic of China (“PRC” or “China”).

Reverse Merger

On August 1, 2017, Beijing Jiucheng IT Consulting Enterprise Co. Ltd. (“Jiucheng Consulting”), a wholly foreign-owned enterprise of I JIU JIU Limited (“I JIU JIU”), obtained the controlling interest of Beijing Jiucheng through a series of contractual arrangements including Equity Pledge Agreement, Exclusive Technical Consultancy and Services Agreement, Exclusive Call Option Agreement, Shareholder Proxy Agreement, and Operating Agreement (the “VIE Agreements”) wherein Beijing Jiucheng is considered as a variable interest entity (“VIE”).

On November 10, 2017, Jiucaitong, I JIU JIU Limited (“I JIU JIU”), the holding company of Ruixiang Technology Group,Ltd. (“Rui Xiang”), and the shareholders of I JIU JIU entered into the Share Exchange Agreement, which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, Jiucaitong exchanged 8,000,000 shares of their common stock for all of the outstanding capital stock of I JIU JIU with the result that I JIU JIU became a wholly owned subsidiary of Jiucaitong.

Pursuant to the Merger, all of the issued and outstanding shares of I JIU JIU common stock were converted, at an exchange ratio of 160-for-1, into an aggregate of 8,000,000 shares of Spirit International Inc. common stock and I JIU JIU became a wholly owned subsidiary of Spirit International Inc. The holders of Spirit International Inc’s common stock as of immediately prior to the Merger held an aggregate of 5,110,000 shares and in connection with the Share Exchange Agreement, the Company’s majority shareholder, Kimho Consultants Company Limited, (“Kimho” or the “Majority Shareholder”) entered into a share cancellation agreement with I JIU JIU’s stockholders whereby Kimho, owning an aggregate of 4,000,000 shares of the Company’s Common Stock agreed to cancel all its 4,000,000 shares of Common Stock in exchange of $440,000 paid by I JIU JIU’s stockholders (“Share Cancellation”).

The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Spirit International Inc’s name was changed from “Spirit International, Inc.” to “Jiucaitong Group Limited.”.

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because I JIU JIU’s former stockholders received the greater portion of the voting rights in the combined entity and I JIU JIU’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a recapitalization effected by a share exchange, wherein I JIU JIU is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of I JIU JIU, its wholly-owned subsidiaries and Beijing Jiucheng have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of I JIU JIU, its wholly-owned subsidiaries and Beijing Jiucheng and are recorded at their historical cost basis.

Unless otherwise indicated or the context otherwise requires, references to “the Company” refer to Jiucaitong Group Limited and Subsidiaries. Disclosures relating to the pre-merger business of I JIU JIU, unless noted as being the business of Spirit International, Inc., prior to the Merger, pertain to the business of I JIU JIU prior to the Merger.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, I JIU JIU, Ruixiang, Jiucheng Consulting and its VIE, Beijing Jiucheng. All inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2017 and 2016 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and accruals for taxes due.

Financial Instrument

The carrying amount reported in the consolidated balance sheet for cash, accounts receivable, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains with various financial institutions in the PRC. At December 31, 2017 and 2016, cash balances held in PRC banks are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash

Cash that is deposited in the bank but restricted for a specific purpose and therefore not available for immediate and general use by the Company is classified as restricted cash, which is presented separately from cash and cash equivalents on the consolidated balance sheets. The deposited balance is included in the Company’s bank account for guarantee of certain business purpose under an agreement until being used for the designated purpose or withdrawn due to expiration of the guarantee. As of December 31, 2017 and 2016, the Company had a restricted cash balance of $184,437 and $-, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

Classification	Estimated useful life
Computer and office equipment	3 years
Furniture	3 years
Vehicles	3 years

Advances from Customers

Advances from customers at December 31, 2017 and 2016 amounted to $114,191 and $-0-, respectively, and consist of prepayments from customers for services that have not been performed. The Company will recognize the deposits as revenue when the services have been performed in accordance with the Company’s revenue recognition policy.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of December 31, 2017 and 2016, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Revenue Recognition

The Company provides intermediary services to the personal loan borrowers and the financial products investors. The Company charges fees for the intermediary services to the personal loan borrowers.

Prior to July 2017, the revenue process started when an individual who had financing needs submited the loan application to Beijing Hengjiu Investment Management Co., Ltd. (“Hengjiu”). Hengjiu, along with its sub-contractor, Zhongcheng Zhengxin (Beijing) Co., Ltd. (“Zhongcheng Zhengxin”), provided financial consulting services such as loan origination criteria checkup, risk assessment, and assessment/evaluation of vehicle collateral. Hengjiu is a related party which was 75% owned by Jiuyuan   Investment Co., Ltd. (“Jiuyuan”), a shareholder of Beijing Jiucheng, and 25% owned by Xiangbin Meng, the Company’s Chairman. Zhongcheng Zhengxin is a third party who provides credit assessment services. Upon completion of the background check, Xiangbin Meng (“Meng”), the maker of the loan, entered into the loan agreement with the qualified loan borrowers and initiated the transfer of the cash to the borrowers or borrowers’ agents. The loan usually matures in three months and using borrowers’ vehicle as collateral.

After the borrowers received the fund transfer, the Company then packaged the debt claims of Meng into corresponding financial products and placed in its physical stores or on its on-line platform for sale. Investors of those financial products were able to choose the financial products that met their needs. Meng transfered his debt upon signing the debt transfer agreement with the financial products investors. The services were originally provided in physical stores in Beijing, Baoding, Hebei province and Weihai, Shandong province. Since April 2016, Beijing Jiucheng started to move majority of the business to its financial advisory on-line platform, Jiucaitong (www.9caitong.com). As less labor was required, in June 2016, Beijing Jiucheng shut down the physical stores in Baoding and Weihai.

Meng was responsible for making the loans, transferring the funds to the borrowers and collecting the service fees on behalf of all parties involved. Meng collected a portion of the service fees upfront and the rest on a monthly basis over the term of the loan from loan borrowers.

The Company recognizes revenue, net of value-added taxes in the periods in which the related services were performed provided that persuasive evidence of an arrangement exists, the amount of the service fee is fixed in the loan agreements, and collectability is reasonably assured. The revenue was recognized when the loan agreements were executed and the funds were transferred to the loan borrowers, based on the predetermined service fee percentage of the total loan principal over the term of the loan. According to the service fee allocation agreement, Beijing Jiucheng was entitled to a service fee of 1% of the loan principal per month before July 1, 2016 and 1.5% per month effective July 1, 2016 and thereafter as Beijing Jiucheng increased the loan management and risk assessment services that were originally done by Beijing Hengjiu since May 2016.

Since July 2017, the Company officially launched the bank depository system and is providing intermediary services for all registered users, including consultation, information and all kinds of delegation service. The Company started to charge the service fee from the amount borrowed by the borrower at the difference between the borrowers’ actual rate and the investors’ yield rate. Upon launching of the bank depository system, Meng no longer serves as the maker of the loan. The borrowers and investors enter the loan agreements directly with the online platform, Jiucaitong. Since December 2017, the online platform also provides loan intermediary services to the restaurant owners which operate the same as the rest of the borrowers except for that the restaurant owners use restaurants as collateral.

Allowance for Doubtful Accounts

Service fee receivable is recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon the assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of the loan borrowers, current economic conditions, and other factors that may affect the borrowers’ ability to pay. No allowance has been provided for at December 31, 2017 and 2016 as the service fees have been fully collected from the loan borrowers during the respective years or subsequently.

Advertising Expense

The Company expenses advertising costs as they incurred. Total advertising expenses were $73,042 and $102,624 for the years ended December 31, 2017 and 2016, respectively, and have been included as part of selling expenses.

Value-added Taxes

Pursuant to the PRC tax laws, in case of the financial services provided, generally the value added tax (“VAT”) rate is 3% of the gross sales for small scale VAT payer and 6% of the gross sales for general VAT payer. The accrued VAT is recorded as VAT payables in the financial statements. VAT is reported as a deduction to revenue when incurred.

Income Taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. Deferred tax liabilities are recognized for all future taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled.

Deferred tax is charged or credited in the operations of statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

Certain activities conducted in foreign jurisdictions may result in the imposition of U.S. corporate income taxes on the Company when its subsidiaries, controlled foreign corporations (“CFCs”), generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2017 and 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign Currency Translation

The functional currency of the Company’s operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income / loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in its functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2017 and 2016 were translated at 6.5063 RMB to $1.00 and at 6.9445 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the years ended December 31, 2017 and 2016 were 6.7338 RMB and 6.6444 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Credit Risk and Concentration

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of cash equivalents consists of short-term money market funds, which are managed by reputable financial institutions.

The Company performs ongoing credit evaluations of borrowers, and generally do not require additional collateral except for personal vehicles. No borrowers represented 10% or more of total revenue during the years ended December 31, 2017 and 2016.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10,” Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2017 and 2016.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company elected the modified retrospective approach. In preparation for adoption of the new guidance, we reviewed representative samples of contracts and other agreements we had entered into with our customers and evaluated the five-step model specified by the new revenue standards. The Company completed its analysis and identified changes with respect to the timing of revenue recognition for its revenue streams and determined the impact of that guidance on revenue recognition. The Company does not expect the new revenue standard to have a material impact on its consolidated financial statements.

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect that the adoption of this guidance will have a material impact on its interim condensed consolidated financial statements.

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. The Company does not believe that this standard has significant impact on the presentation of its consolidated statement of cash flows.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company has adopted this guidance effective for us in the first quarter of 2018 on a prospective basis. This standard does not have a material impact on our consolidated financial statements until the Company plans to have an acquisition or deconsolidation in the future.

Revenue Recognition and Leases: In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object certain public business entities to elect to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company elected to adopt ASC Topic 606 and ASC Topic 842 beginning January 1, 2018 and January 1, 2019, respectively.

Except for the ASU above, in the period from February 2018 through March 2018, the FASB has issued ASU No. 2018-02 through ASU 2018-04, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – OTHER RECEIVABLE

Other receivable consists of deposits and advances made to employees and other third parties to pay for operating expenses, such as property maintenance, water and sewer, and telephone bills. Other receivable as of December 31, 2017 and 2016 were $19,327 and $177,741, respectively.

NOTE 4 – SECURITY DEPOSIT

Pursuant to the terms of the Jinchangan Lease agreement, Beijing Jiucheng agreed to pay three months of rent and maintenance fee as security deposit for a total of RMB 472,678 (approximately $72,649). Beijing Jiucheng classified the security deposit as long term asset on the consolidated balance sheets as the lease expires on May 21, 2019.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2017	2016
Office furniture	$24,155	$39,286
Computer and office equipment	41,932	22,631
Vehicle	110,743	103,755
Total property and equipment	176,830	165,672
Less: accumulated depreciation	(141,497)	(86,387)
Total	$35,333	$79,285

Total depreciation expenses for the years ended December 31, 2017 and 2016 were $47,626 and $58,129, respectively.

During the year ended December 31, 2016, the Company transferred office equipment in the net book value of $1,716 to Huijin Information Consulting Co., Ltd., a related party in exchange of receivable of $1,716.

The Company did not capitalize the costs associated with building the online financial platform as the costs were not nominal.

NOTE 6 - RELATED PARTY TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

(a)	Xiangbin Meng (“Meng”), the Company’s Chairman and a shareholder of Beijing Jiucheng;

(b)	Jiuyuan Investment Co., Ltd. (“Jiuyuan”), a shareholder of Beijing Jiucheng;

(c)	Beijing JiuCheng Huijin Information Consulting Co., Ltd (“Jiucheng Huijin”), an affiliated Company;

(d)	Yasheng International Investment Ltd. (“Yasheng”), a former shareholder of Beijing Jiucheng;

(e)	Beijing Jiuyuan Investment Share Holding Co., Ltd (“Beijing Jiuyuan”), an affiliated Company;

(f)	Beijing Jiuxiang Financing Lease Co., Ltd. (“Jiuxiang”), an affiliated Company.

(g)	Beijing Hengjiu Investment Management Co.,Ltd (“Beijing Hengjiu”), an affiliated Company

(h)	Yangming Development Limited (“Yangming”), a shareholder of the Company

Amount due from related parties:

Amount due from related parties consisted of the following as of:

	December 31, 2017	December 31, 2016
Xiangbin Meng – Fees Receivable	$3,444	$1,877,130
Xiangbin Meng – Other	-	11,311,447
Jiuyuan	20,204	-
Beijing Hengjiu	51,653	-
Due from Related Party – Contra Equity	-	(11,519,905)
Total	$75,301	$1,668,672

The Company made several advances to Meng from paid-in capital for operation use of other affiliated companies owned by him. During the years ended December 31, 2017 and 2016, the Company made advances to Meng for working capital totaled $1,014,468 and $15,080,744, respectively and received repayments totaled $0 and $15,080,337, respectively. As of December 31, 2017, and 2016, amount due from Meng was $-0- and $11,311,447, respectively. These advances are due on demand, unsecured and non-interest bearing.

Prior to July 2017, Meng collected the service fees from the loan borrowers on behalf of the Company, Zhongcheng Zhengxin, and Hengjiu. Meng then distributed to each party in accordance to the predetermined service fees percentage. As of December 31, 2017 and 2016, amount due from Meng for service revenue collected by Meng on the Company’s behalf and not yet distribute to the Company was $3,444 and $1,877,130, respectively.

Beijing Jiucheng is 70% owned by Jiuyuan. From time to time, the Company and Jiuyuan paid general and administrative expenses for each other. During the years ended December 31, 2017 and 2016, Jiuyuan paid on behalf of the Company for working capital totaled $28,066 and $64,171, respectively. The Company made advances to Jiuyuan for working capital totaled $9,575,951 and $51,979,782, respectively, and received repayments totaled $5,600,911 and $40,894,038, respectively. The Company received advances from Jiuyuan for working capital totaled $4,119,148 and $12,153,358, respectively and made repayments totaled $397,600 and $-0-, respectively. The Company has substantially reduced the related party transactions and gradually stopped payments on others’ behalves in 2017. As of December 31, 2017, the Company has an amount due from Jiuyuan of $20,204 and as of December 31, 2016, the Company has an amount due to Jiuyuan of $378,950.

Beijing Hengjiu is 75% owned by Jiuyuan and 25% owned by Meng. During the years ended December 31, 2017 and 2016, the Company made advances to Beijing Hengjiu for working capital totaled $56,813 and $-0-, respectively. The Company received advances from Beijing Hengjiu totaled $6,905 and $-0-, respectively.

Beijing Jiucheng has reclassified the amounts due from Meng of $11,519,905 as contra-equity account at December 31, 2016. On February 15, 2017, Beijing Jiucheng reduced the contributed capital. In addition, a debt transfer agreement was entered into between Meng and Jiuyuan on February 28, 2017 and a debt offset agreement was entered into between Beijing Jiucheng and Meng on the same date. As a result of the capital reduction, the debt offset agreement and repayment received, the amount due from related parties, Meng under the contra-equity account was reduced by $11,519,905 during the first quarter ended March 31, 2017 (see Note 10 for detail). As the result of the reverse merger, Beijing Jiucheng’s paid-in-capital account and contra-equity account were retrospectively adjusted to reflect the legal capital after the merger. The total amount due from related parties was $75,301 and $1,668,672 as of December 31, 2017 and 2016, respectively.

Amount due to related parties

Amount due to related parties consisted of the following as of:

	December 31, 2017	December 31, 2016
Jiuyuan	$-	$378,950
Yasheng	-	8,917
Jiucheng Huijin	10,199	5,867
Beijing Jiuyuan	2,460	2,304
Jiuxiang	6,087	1,263
Yangming	4,936	-
Total	$23,682	$397,301

Yasheng paid general and administrative expense on behalf of Beijing Jiucheng. As of December 31, 2016, the Company recorded $8,917 due to Yasheng. Yasheng was closed in 2017 and the Company no longer need to pay the debt. The Company recorded a gain from extinguishment of liability in the amount of $9,196 as of December 31, 2017 accordingly.

Jiucheng Huijin is 30% owned by Meng. From time to time, Jiucheng Huijin paid general and administrative expenses on behalf of the Company. As of December 31, 2016, the Company has a payable due to Jiucheng Huijin amounted to $49,066. The amount was partially offset by receivable from vehicle leasing income incurred in 2016. On June 30, 2016, Jiucheng Huijin and the Company entered a contract to lease two vehicles from the Company. The contract started on June 30, 2016 and expired on June 30, 2017. After the expiration, the lease has been renewed month by month. Pursuant to the terms of the contract, Jiucheng Huijin has agreed to pay a monthly rental fee of RMB 25,000 (approximately $3,600) per vehicle. The Company has a rental fee receivable of approximately $10,199 and $43,200 at December 31, 2017 and 2016 due from Jiucheng Huijin. As of December 31, 2017 and 2016, the Company recorded $10,199 and $5,867 due to Jiucheng Huijin, respectively.

Beijing Jiuyuan is 51% owned by Meng. On October 21, 2015, Beijing Jiuyuan entered into a six-year lease (“Chaoyang Lease”) and the lease was subsequently transferred to Jiuxiang on August 12, 2016. The Company shares the office space with Beijing Jiuyuan and three other affiliated companies under the Chaoyang Lease. The rent expense allocated to the Company each month is in accordance to the number of employees occupied in the office space. As of December 31, 2017 and 2016, amounts due to Beijing Jiuyuan related to rent expense were $2,460 and $2,304, respectively.

Jiuxiang is 75% owned by Jiuyuan. As mentioned above, Jiuxiang took over the lease since August 12, 2016. As of December 31, 2017 and 2016, the Company recorded $6,087 and $1,263 due to Jiuxiang, respectively, for the rent expense.

Yangming owns 26.3% of the Company. During the year ended December 31, 2017, Yangming paid $4,936 general and administrative expenses on behalf of the Company.

For fiscal years 2017 and 2016, due to (from) related party activities consisted of the following:

	Jiuyuan	Meng	Meng - Receivable	Yasheng	Jiucheng Huijin	Beijing Jiuyuan	Jiuxiang	Beijing Hengjiu	Yangming	Total
Balance due (from) to related parties, December 31, 2015	$(753,743)	$(12,112,907)	$(526,654)	$9,548	$16,243	$-	$-	$-	$-	$(13,367,513)
Operating activities - Due from related parties	-	-	(1,447,848)	-	-	-	-	-	-	(1,447,848)
Operating activities - Due to related parties	64,171	-	-	-	(8,197)	2,409	1,320	-	-	59,703
Investing activities - Working capital advances to related parties	(51,979,782)	(15,080,744)	-	-	-	-	-	-	-	(67,060,526)
Investing activities - Repayments from related parties	40,894,038	15,080,337	-	-	-	-	-	-	-	55,974,375
Financing activities - Advances from related parties	12,153,358	-	-	-	190	-	-	-	-	12,153,548
Fixed assets transferred to related party in exchange of receivable	-	-	-	-	(1,716)	-	-	-	-	(1,716)
Effect of foreign currency exchange	908	801,867	97,372	(631)	(653)	(105)	(57)	-	-	898,701
Balance due (from) to related parties, December 31, 2016	$378,950	$(11,311,447)	$(1,877,130)	$8,917	$5,867	$2,304	$1,263	$-	$-	$(12,791,276)
Operating activities - Due from related parties	28,066	-	683,449	-	-	-	-	-	-	711,515
Operating activities - Due to related parties	-	-	-	-	3,804	-	4,579	-	4,769	13,152
Investing activities - Working capital advances to related parties	(9,575,951)	-	-	-	-	-	-	(56,813)	-	(9,632,764)
Investing activities - Repayments from related parties	5,600,911	1,014,468	-	-	-	-	-	-	-	6,615,379
Financing activities - Advances from related parties	4,119,148	-	-	-	-	-	-	6,905	-	4,126,053
Financing activities - Repayments made to related parties	(397,600)	-	-	-	-	-	-	-	-	(397,600)
Other Non-cash Transactions	(134,332)	-	-	(9,196)	-	-	-	-	-	(143,528)
Non-cash Capital reduction	8,316,202	3,564,087	-	-	-	-	-	-	-	11,880,289
Debt transfers pursuant to debt transfer agreement	(8,366,771)	7,117,694	1,249,077	-	-	-	-	-	-	-
Effect of foreign currency exchange	11,173	(384,802)	(58,840)	279	528	156	245	(1,745)	167	(432,839)
Balance due (from) to related parties, December 31, 2017	$(20,204)	$-	$(3,444)	$-	$10,199	$2,460	$6,087	$(51,653)	$4,936	$(51,619)

NOTE 7 – OTHER PAYABLE

Other payable consists of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Social security and provident fund payable	$44,254	$5,554
Salary payable	64,653	24,048
Other levies	24,186	9,874
Total	$133,093	$39,476

NOTE 8 – VAT PAYABLE

The Company’s VAT payable consists of 6% on the revenue generated and 3% on the other income generated from car leasing. VAT payable as of December 31, 2017 and 2016 were $195,308 and $81,376, respectively. The Company is currently reviewing its historical VAT tax returns and will make appropriate amendments where applicable. The VAT payable has been properly accrued for based on the required VAT rate as of December 31, 2017 and 2016.

NOTE 9 - STATUTORY RESERVE

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). The Company did not make appropriations to statutory reserve as of December 31, 2016 as the Company is able to use the current period (2017) net income after tax to offset against the accumulate loss from prior periods.

NOTE 10 - EQUITY TRANSACTIONS

Capital reduction of VIE, Beijing Jiucheng

Upon formation, Meng contributed RMB 30,000,000 ($4,800,811) and Jiuyuan contributed RMB 70,000,000 ($11,201,893) for a total of RMB 100,000,000 ($16,002,704) to Beijing Jiucheng. As Beijing Jiucheng’s main revenue source is from intermediary services and management was not anticipating to make significant capital expenditures, on February 15, 2017, the Board of directors of Beijing Jiucheng proposed to reduce the capital. Upon approval by the majority shareholders and Board of Directors of Beijing Jiucheng, on February 15, 2017, Beijing Jiucheng reduced the contributed capital from RMB 100,000,000 ($16,002,704) to RMB 20,000,000 ($4,482,800). Beijing Jiucheng has obtained the new business license reflecting the change. Capital reduction made subsequent to December 31, 2016 for the two shareholders are as follows:

In RMB:

	Formation	Capital Reduction	After Reduction	Ownership
Meng	30,000,000	(24,000,000)	6,000,000	30%
Jiuyuan	70,000,000	(56,000,000)	14,000,000	70%
	100,000,000	(80,000,000)	20,000,000	100%

In USD:

	Formation	Capital Reduction	After Reduction	Ownership
Meng	4,800,811	(3,455,971)	1,344,840	30%
Jiuyuan	11,201,893	(8,063,934)	3,137,959	70%
	16,002,704	(11,519,905)	4,482,799	100%

A debt transfer agreement was signed between Meng and Jiuyuan on February 28, 2017. Pursuant to the terms of the agreement, Jiuyuan agreed to transfer to Meng a total of RMB 56,340,519 ($8,112,967) owed by Beijing Jiucheng.

On February 28, 2017, a debt offset agreement was signed between Beijing Jiucheng and Meng and pursuant to the terms of this agreement, the amount due to Jiuyuan which was transferred to Meng plus Meng’s portion of the capital reduction were offset by the amount due from Meng. As a result of the capital reduction, the debt offset agreement and repayment received, the amount due from related parties, Meng that was reclassified as contra-equity account at December 31, 2016 has been repaid and reduced to zero by $11,519,905 during the first quarter ended March 31, 2017.

Subscription receivable of the subsidiaries’ paid in capital

As of December 31, 2017, and 2016, the subscription receivable of the subsidiaries’ paid in capital (I JIU JIU and Ruixiang) was $51,289.

Reverse merger

On November 10, 2017, Jiucaitong, I JIU JIU Limited (“I JIU JIU”), the holding company of Ruixiang Technology Group,Ltd. (“Rui Xiang”), and the shareholders of I JIU JIU entered into the Share Exchange Agreement, which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, Jiucaitong exchanged 8,000,000 shares of their common stock for all of the outstanding capital stock of I JIU JIU with the result that I JIU JIU became a wholly owned subsidiary of Jiucaitong.

Pursuant to the Merger, all of the issued and outstanding shares of I JIU JIU common stock were converted, at an exchange ratio of 160-for-1, into an aggregate of 8,000,000 shares of the Company or Jiucaitong, formerly known as Spirit International Inc. common stock and I JIU JIU became a wholly owned subsidiary of the Company or Jiucaitong. The holders of the Company’s common stock as of immediately prior to the Merger held an aggregate of 5,110,000 shares and in connection with the Share Exchange Agreement, the Company’s former majority shareholder, Kimho Consultants Company Limited, (“Kimho” or the “Majority Shareholder”) entered into a share cancellation agreement with I JIU JIU’s stockholders whereby Kimho, owning an aggregate of 4,000,000 shares of the Company’s Common Stock agreed to cancel all its 4,000,000 shares of Common Stock in exchange of $440,000 paid by I JIU JIU’s stockholders (“Share Cancellation”).

The common stocks as of December 31, 2017 were 9,110,000 shares.

NOTE 11 - INCOME TAXES

The Company’s income tax is primarily governed by the Income Tax Law of the PRC and the U.S. Internal Revenue Code of 1986, as amended.

United States of America

As of December 31, 2017 and 2016, the Company in the United States had an estimated $64,777 and $59,678 in net operating loss carry forwards available to offset future taxable income, respectively. Federal net operating losses can generally be carried forward twenty years.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the estimated deferred tax assets arising from the losses at US during the year ended December 31, 2017 and 2016, amounting to $13,603 and $20,291, respectively. Accordingly, the Company has no net deferred tax assets under the US entity.

The United States tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The Tax Cuts and Jobs Act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The Company has not reviewed all of the changes the Tax Cuts and Jobs Act that will apply to the Company, but is currently reviewing such changes. Due to the continuing loss position of the Company, management believes such changes should not be material.

The Company has not reviewed all of the changes the “Tax Cuts and Jobs Act” that will apply to the Company, but is reviewing such changes. Due to the continuing loss position of the Company, Management believes such changes should not be material.

British Virgin Islands (BVI)

I JIU JIU is a company incorporated in BVI. Under the current BVI laws, I JIU JIU is not subject to tax on income or capital gain.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the year ended December 31, 2017 and 2016, if applicable.

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Beijing Jiucheng and Jiucheng Consulting are subject to the statutory rate of 25%. The Company has a cumulative deficit from its PRC subsidiaries of approximately $1,213,040 and $1,602,256 as of December 31, 2017 and 2016, respectively, which are included in the consolidated accumulated deficit.

As of December 31, 2017, the Company had an estimated U.S. federal net operating loss carryforwards of approximately $13,603 that will expire, if not utilized, through 2037.

As of December 31, 2017 and 2016, the Company had an estimated PRC net operating loss carryforwards of approximately $1,213,040 and $1,602,256, respectively, which are available to offset future taxable income, respectively. According to PRC tax regulations, the PRC net operating loss can generally be carried forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses during the years ended December 31, 2017 and 2016, amounting to $303,260 and $400,564 respectively. Accordingly, the Company has no net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% in PRC and 3% in US of significant items comprising the net deferred tax amount is at December 31, 2017 and 2016 as follows:

	2017	2016
Deferred tax assets:
Timing differences of advertisement expense	$—	$16,265
Net operating losses in US	13,603	20,291
Net operating losses in PRC	303,260	400,564

Total deferred tax assets	316,863	437,120
Less: valuation allowance	(316,863)	(437,120)

Deferred tax assets, net	$—	$—

Deferred tax liabilities:	$—	$—

Total deferred tax liabilities	$—	$—

Significant components of income tax expense for the years ended December 31, 2017 and 2016 are as follows:

	For the	For the
	year	year
	ended	ended
	December 31,	December 31,
	2017	2016
Current tax expense	$-	$-
Deferred tax expense	-	-
Benefits of operating loss carryforwards	-	-
Tax expense (benefit)	$-	$-

The Company is in the process of reviewing prior years’ tax returns filed (Income Tax Laws of PRC) and may amend such filings, based upon the conclusion of the review process. Therefore, deferred tax assets amounts maybe adjusted accordingly.

Tax Law of the PRC

On April 30, 2009, the Ministry of Finance and the State Administration of Taxation (the "SAT") jointly issued the Notice on Certain Issues of Corporate Income Tax Treatment of Enterprise Reorganizations (the "Notice"), Cai Shui (2009) No. 59. The Notice provides corporate income tax treatment of various types of reorganizations including debt restructurings, acquisitions of equity, acquisitions of assets, mergers, and de-mergers. On July 26, 2010, the SAT issued the Measures on Administration of Corporate Income Tax Concerning Enterprise Reorganizations (the "Measures"), SAT Public Notice [2010] No. 4. The Measures are implemented from January 1, 2010, and they have clarified some tax rules provided in the Notice and set forth guidance for documentation and filings for reorganization.

Limitation on Use of Net Operating Losses in Mergers

For a merger in a special reorganization, the Notice provides a limitation on the use of loss carryovers of a merged enterprise by a surviving enterprise. The limitation is an amount equal to the fair market value of the net assets of the merged enterprise, multiplied by the interest rate of the longest-term treasury bond that has been issued by the end of the year in which the merger takes place. The Measures clarify that this is an annual limitation and that the surviving enterprise can use the tax loss carryovers of the merged enterprise up to the limitation amount each year for the remaining loss carryover period of such losses.

The Company has not at the date of the report reviewed the Limitation on Use of Net Operating Losses in Mergers, but has provided a full valuation allowance for the deferred tax assets. Such, Net Operating Losses maybe limited, based on the Tax Law of the PRC.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company shares its principal office with four other affiliated companies in Chaoyang, Beijing. On October 21, 2015, the Company entered into a six-year lease (“Chaoyang Lease”) and the lease was subsequently transferred to Jiuxiang on August 12, 2016. The Chaoyang Lease started on October 21, 2015 and expires on October 20, 2021. Pursuant to the terms of the lease, Jiuxiang has agreed to pay a monthly rent of RMB 491,168 (approximately $74,000) for the first three years and RMB 540,534 (approximately $81,000) for the remaining three years. The Company recognizes rent expense on a straight-line basis over the terms of the leases. The rent expense allocated to Beijing the Company each month is in accordance to the number of employees occupied in the office space.

The Company operates its business in an office located at Xizhimen, Beijing, China. The Company entered into a lease agreement (“Xizhimen Lease”) on January 1, 2015 pursuant to which the Company agreed to pay $24,000 per month and the lease expired on May 31, 2017.

On May 22, 2017, the Company entered into another operating lease agreement in Beijing as the successor of the Xizhimen Lease. Pursuant to the terms of the agreement, the lease started from May 22, 2017 and expires on May 21, 2019 and the Company agreed to pay monthly rent of RMB 142,241 (approximately $20,000) from June 22, 2017 to May 21, 2019 with the first month rent free and monthly maintenance fee of RMB 15,318 (approximately $2,200) from May 21, 2017 to May 21, 2019. The Company recognizes rent expense and maintenance fee on a straight-line basis over the terms of the lease.

As of December 31, 2017, the Company was obligated under operating leases minimum rentals as follows:

	Allocated Lease *	Non-Cancellable Lease **	Total
2018	$4,245	$279,666	$283,911
2019	4,245	109,009	113,254
2020	4,245	-	4,245
2021	3,538	-	3,538
2022	-	-	-
Total minimum lease payments	$16,273	$388,675	$404,948

*	-	These are the Company’s portion of minimum lease payments allocated by the Company’s affiliated company, Jiuxiang, the leasee.

**	-	These are the minimum lease payments under the non-cancellable lease entered with a third party.

Note 13 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of this consolidated financial statements and does not identify events with material financial impact on the consolidated financial statements.

