Form 10-Q
period 2018-03-31
Jiucaitong Group Ltd
filed 2018-05-15
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number 333-197056

JIUCAITONG GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	38-3926700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56 Jianguo Rd, Chaoyang Qu, Beijing, China	100020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+86 001 400-004-8181

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 15, 2018, 9,110,000 ordinary shares of the registrant were issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Jiucaitong Group Limited

Condensed Consolidated Balance Sheets

(Stated in US Dollars)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,405,949	$1,941,150
Restricted cash	190,837	184,437
Accounts receivable	21,010	522
Other receivable	84,104	19,327
Prepaid expenses	-	32,298
Advances to suppliers	19,958	49,672
Due from related parties	172,156	75,301
Total current assets	2,894,014	2,302,707

Non-current assets
Security Deposit	75,170	72,649
Property, plant and equipment, net	27,318	35,333
Total non-current assets	102,488	107,982

Total assets	$2,996,502	$2,410,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accrued liabilities	$19,271	$-
Other payable	279,802	133,093
Due to related parties	16,551	23,682
Advance from customers	249,847	114,191
VAT payable	104,881	195,308
Total current liabilities	670,352	466,274

Total liabilities	670,352	466,274

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value, 75,000,000 shares authorized; 9,110,000 and 9,110,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	911	911
Additional paid-in capital	4,358,269	4,358,269
Accumulated deficit	(904,791)	(1,214,945)
Accumulated other comprehensive loss	(1,128,239)	(1,199,820)
Total stockholders’ equity	2,326,150	1,944,415
Total liabilities and stockholders’ equity	$2,996,502	$2,410,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Jiucaitong Group Limited

Condensed Consolidated Statements of Operations and Comprehensive Income

(Stated in US Dollars)

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Revenue	$772,014	$295,593

Operating expenses:
Selling expenses	31,605	30,750
General and administrative expenses	407,134	266,934
Total operating expenses	438,739	297,684

Income (loss) from operations	333,275	(2,091)

Other income (expense):
Other income	16,639	21,499
Other expense	(54,059)	(1,628)
Gain from extinguishment of liability	14,299	-
Total other income (expense), net	(23,121)	19,871

Income before provision for income taxes	310,154	17,780

Provision for income tax expense	-	-

Net income	$310,154	$17,780

Comprehensive Income:

Net income	$310,154	$17,780

Foreign currency translation adjustment	71,581	133,780

Comprehensive income	$381,735	$151,560

Earnings per common share – basic and diluted	$0.03	$0.00

Weighted average number of common shares outstanding – basic and diluted	9,110,000	8,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Jiucaitong Group Limited

Condensed Consolidated Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$310,154	$17,780
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	9,120	13,910
Gain from extinguishment of liability	(14,299)	-
Changes in operating assets and liabilities:
Accounts receivable	(20,202)	-
Other receivables	(63,268)	1,374
Prepaid expense	32,982	-
Advances to suppliers	31,027	-
Security Deposit	-	-
Due from related parties	(93,011)	(339,256)
Due to related parties	-	3,660
Advance from customers	129,971	(22,562)
Accrued liabilities	19,019	(117)
Other payables	154,532	24,880
VAT payable	(95,933)	17,870
Net cash provided by (used in) operating activities	400,092	(282,461)

Cash flows from investing activities:
Working capital advances to related parties	-	(9,165,199)
Repayments from related parties	-	6,407,007
Net cash used in investing activities	-	(2,758,192)

Cash flows from financing activities:
Working capital advances from related parties	-	3,546,849
Repayments	(7,848)	-
Net cash (used in) provided by financing activities	(7,848)	3,546,849

Effect of exchange rate change on cash	72,555	(412)

Net change in cash and cash equivalents	464,799	505,784

Cash and cash equivalents - beginning of period	1,941,150	12,924

Cash and cash equivalents - end of period	$2,405,949	$518,708

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Jiucaitong Group Limited

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the same document. The condensed consolidated balance sheet as of December 31, 2017 contained herein has been derived from the audited financial statements as of December 31, 2017 but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, I JIU JIU, Ruixiang, Jiucheng Consulting and its VIE, Beijing Jiucheng. All inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates as of and during the periods ended March 31, 2018 and December 31, 2017 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and accruals for taxes due.

Financial Instrument

The carrying amount reported in the consolidated balance sheet for cash, accounts receivable, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains with various financial institutions in the PRC. At March 31, 2018 and December 31, 2017, cash balances held in PRC banks are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash

Cash that is deposited in the bank but restricted for a specific purpose and therefore not available for immediate and general use by the Company is classified as restricted cash, which is presented separately from cash and cash equivalents on the consolidated balance sheets. The deposited balance is included in the Company’s bank account for guarantee of certain business purpose under an agreement until being used for the designated purpose or withdrawn due to expiration of the guarantee. As of March 31, 2018 and December 31, 2017, the Company had a restricted cash balance of $190,837 and $184,437, respectively.

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

Advances from Customers

Advances from customers at March 31, 2018 and December 31, 2017 amounted to $249,847 and $114,191, respectively, and consist of prepayments from customers for services that have not been performed. The Company will recognize the deposits as revenue when the services have been performed in accordance with the Company’s revenue recognition policy.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

For the three months ended March 31, 2018 and 2017, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

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

Since July 2017, the Company officially launched the bank depository system and is providing intermediary services for all registered users, including consultation, information and all kinds of delegation service. The Company started to charge the service fee from the amount borrowed by the borrower at the difference between the borrowers’ actual rate and the investors’ yield rate. Upon launching of the bank depository system, Meng no longer serves as the maker of the loan for the borrowers who use Jiucaitong on-line platform. The borrowers and investors enter the loan agreements directly with the online platform, Jiucaitong. Since December 2017, the online platform also provides loan intermediary services to the restaurant owners which operate the same as the rest of the borrowers except for that the restaurant owners use restaurants as collateral.

Allowance for Doubtful Accounts

Service fee receivable is recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon the assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of the loan borrowers, current economic conditions, and other factors that may affect the borrowers’ ability to pay. No allowance has been provided for at March 31, 2018 and December 31, 2017 as the service fees have been fully collected from the loan borrowers during the respective periods or subsequently.

Advertising Expense

The Company expenses advertising costs as they incurred. Total advertising expenses were $15,238 and $20,581 for the three months ended March 31, 2018 and 2017, respectively, and have been included as part of selling expenses in the accompanying statements of operations and comprehensive income.

Value-added Taxes

Pursuant to the PRC tax laws, in case of the financial services provided, generally the value added tax (“VAT”) rate is 3% of the gross sales for small scale VAT payer and 6% of the gross sales for general VAT payer. The accrued VAT is recorded as VAT payables in the consolidated financial statements. VAT is reported as a liability when incurred.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2018 and December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Asset and liability accounts at March 31, 2018 and December 31, 2017 were translated at 6.2881 RMB to $1.00 and at 6.5063 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the three months ended March 31, 2018 and 2017 were 6.3714 RMB and 6.8925 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Credit Risk and Concentration

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of cash equivalents consists of short-term money market funds, which are managed by reputable financial institutions.

The Company performs ongoing credit evaluations of borrowers, and generally do not require additional collateral except for personal vehicles. No borrowers represented 10% or more of total revenue for the three months ended March 31, 2018 and 2017.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2018 and December 31, 2017.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company elected the modified retrospective approach. In preparation for adoption of the new guidance, we reviewed representative samples of contracts and other agreements we had entered into with our customers and evaluated the five-step model specified by the new revenue standards. The Company completed its analysis and identified changes with respect to the timing of revenue recognition for its revenue streams and determined the impact of that guidance on revenue recognition. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

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

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company has adopted this guidance effective in the first quarter of 2018 on a prospective basis. This standard does not have a material impact on the consolidated financial statements until the Company plans to have an acquisition or deconsolidation in the future.

Revenue Recognition and Leases: In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object certain public business entities to elect to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company elected to adopt ASC Topic 606 and ASC Topic 842 beginning January 1, 2018 and January 1, 2019, respectively. No material impact on the consolidated financial statements.

Except for the ASU above, in the period from February 2018 through March 2018, the FASB has issued ASU No. 2018-02 through ASU 2018-04, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – OTHER RECEIVABLE

Other receivable consists of deposits and advances made to employees and other third parties to pay for operating expenses, such as property maintenance, water and sewer, and telephone bills. Other receivable as of March 31, 2018 and December 31, 2017 were $84,104 and $19,327, respectively.

NOTE 4 – SECURITY DEPOSIT

Pursuant to the terms of the Jinchangan Lease agreement, Beijing Jiucheng agreed to pay three months of rent and maintenance fee as security deposit for a total of RMB 472,678 (approximately $75,000). Beijing Jiucheng classified the security deposit as long term asset on the consolidated balance sheets as the lease expires on May 21, 2019.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2018	2017
Office furniture	$24,993	$24,155
Computer and office equipment	43,387	41,932
Vehicle	114,586	110,743
Total property and equipment	182,966	176,830
Less: accumulated depreciation	(155,648)	(141,497)
Total	$27,318	$35,333

Total depreciation expenses for the three months ended March 31, 2018 and 2017 were $9,120 and $13,910, respectively.

The Company did not capitalize the costs associated with building the online financial platform as the costs were nominal.

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

(g)	Beijing Hengjiu Investment Management Co.,Ltd (“Beijing Hengjiu”), an affiliated Company

(h)	Yangming Development Limited (“Yangming”), a shareholder of the Company

Amount due from related parties:

Amount due from related parties consisted of the following as of:

	March 31, 2018	December 31, 2017
Xiangbin Meng – Fees Receivable	$97,997	$3,444
Jiuyuan	20,873	20,204
Beijing Hengjiu	53,286	51,653
Total	$172,156	$75,301

Prior to July 2017, Meng collected the service fees from the loan borrowers on behalf of the Company, Zhongcheng Zhengxin, and Hengjiu. Meng then distributed to each party in accordance to the predetermined service fees percentage. As of March 31, 2018 and December 31, 2017, amount due from Meng for service revenue collected by Meng on the Company’s behalf and not yet distribute to the Company was $97,997 and $3,444, respectively.

Beijing Jiucheng is 70% owned by Jiuyuan. From time to time, the Company and Jiuyuan paid general and administrative expenses for each other. During the three months ended March 31, 2018 and 2017, Jiuyuan paid on behalf of the Company for working capital totaled $31 and $3,660, respectively. The Company made advances to Jiuyuan for working capital totaled $0 and $9,165,199, respectively and received repayments totaled $-0- and $5,415,895, respectively. The Company received advances from Jiuyuan for working capital totaled $0 and $3,576,355, respectively. As of March 31, 2018 and December 31, 2017, the Company has an amount due from Jiuyuan of $20,873 and $20,204, respectively.

Beijing Hengjiu is 75% owned by Jiuyuan and 25% owned by Meng. During the three months ended March 31, 2018 and 2017, Beijing Hengjiu paid on behalf of the Company for working capital totaled $157 and $-0-, respectively.  As of March 31, 2018 and December 31, 2017, the Company has an amount due from Beijing Hengjiu of $53,286 and $51,653, respectively.

Amount due to related parties

Amount due to related parties consisted of the following as of:

	March 31, 2018	December 31, 2017
Jiucheng Huijin	2,601	10,199
Beijing Jiuyuan	2,545	2,460
Jiuxiang	6,298	6,087
Yangming	5,107	4,936
Total	$16,551	$23,682

Jiucheng Huijin is 30% owned by Meng. From time to time, Jiucheng Huijin paid general and administrative expenses on behalf of the Company. As of March 31, 2018 and December 31, 2017, the Company recorded $2,601 and $10,199 due to Jiucheng Huijin, respectively.

On June 30, 2016, Jiucheng Huijin entered a contract to lease two vehicles from the Company. The contract started on June 30, 2016 and expired on January 31, 2018. Pursuant to the terms of the contract, Jiucheng Huijin has agreed to pay a monthly rental fee of RMB 25,000 (approximately $3,600) per vehicle. The Company recorded a rental income of $7,848 and $21,763 for the three months ended March 31, 2018 and 2017, respectively as part of other income in the accompanying condensed consolidated statements operations and comprehensive income.

Beijing Jiuyuan is 51% owned by Meng. On October 21, 2015, Beijing Jiuyuan entered into a six-year lease (“Chaoyang Lease”) and the lease was subsequently transferred to Jiuxiang on August 12, 2016. The Company shares the office space with Beijing Jiuyuan and three other affiliated companies under the Chaoyang Lease. The rent expense allocated to the Company each month is in accordance to the number of employees occupied in the office space. As of March 31, 2018 and December 31, 2017, amounts due to Beijing Jiuyuan related to rent expense were $2,545 and $2,460, respectively.

Jiuxiang is 75% owned by Jiuyuan. As mentioned above, Jiuxiang took over the lease since August 12, 2016. As of March 31, 2018 and December 31, 2017, the Company recorded $6,298 and $6,087 due to Jiuxiang, respectively, for the rent expense.

Yangming owns 26.3% of the Company. Yangming paid general and administrative expenses on behalf of the Company, As of March 31, 2018 and December 31, 2017, the Company recorded $5,107 and $4,936 due to Yangming, respectively.

For the three months ended March 31, 2018 and 2017, due to (from) related party activities consisted of the following:

	Jiuyuan	Meng	Meng - Receivable	Yasheng	Jiucheng Huijin	Beijing Jiuyuan	Jiuxiang	Beijing Hengjiu	Yangming	Total
Balance due (from) to related parties, December 31, 2017	$(20,204)	$-	$(3,444)	$-	$10,199	$2,460	$6,087	$(51,653)	$4,936	$(51,619)
Operating activities - Due from related parties	31	-	(93,199)	-	-	-	-	157	-	(93,011)
Financing activities - Repayments to related parties	-	-	-	-	(7,848)	-	-	-	-	(7,848)
Effect of foreign currency exchange	(700)	-	(1,354)	-	250	85	211	(1,790)	171	(3,127)
Balance due (from) to related parties, March 31, 2018	$(20,873)	$-	$(97,997)	$-	$2,601	$2,545	$6,298	$(53,286)	$5,107	$(155,605)

	Jiuyuan	Meng	Meng - Receivable	Yasheng	Jiucheng Huijin	Beijing Jiuyuan	Jiuxiang	Beijing Hengjiu	Yangming	Total
Balance due (from) to related parties, December 31, 2016	$378,950	$(11,311,447)	$(1,877,130)	$8,917	$5,867	$2,304	$1,263	$-	$-	$(12,791,276)
Operating activities - Due from related parties	-	-	(315,707)	-	(20,950)	(2,322)	(277)	-	-	(339,256)
Operating activities - Due to related parties	3,660	-	-	-	-	-	-	-	-	3,660
Investing activities - Working capital advances to related parties	(9,165,199)	-	-	-	-	-	-	-	-	(9,165,199)
Investing activities - Repayments from related parties	5,415,895	991,112	-	-	-	-	-	-	-	6,407,007
Financing activities - Advances from related parties	3,576,355	(29,506)	-	-	-	-	-	-	-	3,546,849
Non-cash Capital reduction	8,124,744	3,482,033	-	-	-	-	-	-	-	11,606,777
Internal transfers	(8,174,148)	6,953,828	1,220,320	-	-	-	-	-	-	-
Effect of foreign currency exchange	2,697	(115,497)	(13,186)	59	59	18	8	-	-	(125,842)
Balance due (from) to related parties, March 31, 2017	$162,954	$(29,477)	$(985,703)	$8,976	$(15,024)	$-	$994	$-	$-	$(857,280)

NOTE 7 – OTHER PAYABLE

Other payable consists of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Social security and provident fund payable	$206,096	$44,254
Salary payable	61,082	64,653
Other levies	12,624	24,186
Total	$279,802	$133,093

NOTE 8 – VAT PAYABLE

The Company’s VAT payable consists of 6% on the revenue generated and 3% on the other income generated from car leasing. VAT payable as of March 31, 2018 and December 31, 2017 were $104,881 and $195,308, respectively. The Company is currently reviewing its historical VAT tax returns and will make appropriate amendments where applicable. The VAT payable has been properly accrued for based on the required VAT rate as of March 31, 2018 and December 31, 2017.

NOTE 9 - STATUTORY RESERVE

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). The Company did not make appropriations to statutory reserve as of March 31, 2018 as the Company is able to use the current period (2018) net income after tax to offset against the accumulate loss from prior periods.

NOTE 10 - EQUITY TRANSACTIONS

Capital reduction of VIE, Beijing Jiucheng

Upon formation, Meng contributed RMB 30,000,000 ($4,800,811) and Jiuyuan contributed RMB 70,000,000 ($11,201,893) for a total of RMB 100,000,000 ($16,002,704) to Beijing Jiucheng. As Beijing Jiucheng’s main revenue source is from intermediary services and management was not anticipating to make significant capital expenditures, on February 15, 2017, the Board of directors of Beijing Jiucheng proposed to reduce the capital. Upon approval by the majority shareholders and Board of Directors of Beijing Jiucheng, on February 15, 2017, Beijing Jiucheng reduced the contributed capital from RMB 100,000,000 ($16,002,704) to RMB 20,000,000 ($4,482,799). Beijing Jiucheng has obtained the new business license reflecting the change. Capital reduction made subsequent to December 31, 2016 for the two shareholders are as follows:

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

Subscription receivable of the subsidiaries’ paid in capital

As of March 31, 2018 and December 31, 2017, the subscription receivable of the subsidiaries’ paid in capital (I JIU JIU and Ruixiang) was $51,289.

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

The common stocks as of March 31, 2018 and December 31, 2017 were 9,110,000 shares.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2018, the Company was obligated under operating leases minimum rentals as follows:

	Allocated Lease *	Non-Cancellable Lease **	Total
2018	$4,393	$289,371	$293,764
2019	4,393	112,792	117,185
2020	4,393	-	4,393
2021	3,661	-	3,661
2022	-	-	-
Total minimum lease payments	$16,840	$402,163	$419,003

*	-	These are the Company’s portion of minimum lease payments allocated by the Company’s affiliated company, Jiuxiang, the leasee.

**	-	These are the minimum lease payments under the non-cancellable lease entered with a third party.

NOTE 12 - SUBSEQUENT EVENT

On April 23, 2018, a related party of the Company, Jiuyuan, entered into a loan agreement with Jiucheng to borrow 15,000,000 RMB (approximately $2.39 million). The loan matures in six months with a monthly interest rate of 0.3625%. The Company recorded a loan receivable from the related party accordingly. The amount will be repaid by the related party before June 30, 2018.

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

Critical Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the same document. The condensed consolidated balance sheet as of December 31, 2017 contained herein has been derived from the audited financial statements as of December 31, 2017 but does not include all disclosures required by the generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, I JIU JIU, Ruixiang, Jiucheng Consulting and its VIE, Beijing Jiucheng. All inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates as of and during the periods ended March 31, 2018 and December 31, 2017 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and accruals for taxes due.

Financial Instrument

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains with various financial institutions in the PRC. At March 31, 2018 and December 31, 2017, cash balances held in PRC banks are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash

Cash that is deposited in the bank but restricted for a specific purpose and therefore not available for immediate and general use by the Company is classified as restricted cash, which is presented separately from cash and cash equivalents on the consolidated balance sheets. The deposited balance is included in the Company’s bank account for guarantee of certain business purpose under an agreement until being used for the designated purpose or withdrawn due to expiration of the guarantee. As of March 31, 2018 and December 31, 2017, the Company had a restricted cash balance of $190,837 and $184,437, respectively.

Earnings per share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

For the three months ended March 31, 2018 and 2017, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

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

Since July 2017, the Company officially launched the bank depository system and provided intermediary services for all registered users, including consultation, information and all kinds of delegation service. The Company started to charge the service fee from the amount borrowed by the borrower at the difference between the borrowers’ actual rate and the investors’ yield rate. Upon launching of the bank depository system, Meng no longer serves as the maker of the loan for the borrowers who use Jiucaitong on-line platform. The borrowers and investors enter the loan agreements directly with the online platform, Jiucaitong. Since December 2017, the online platform also provides loan intermediary services to the restaurant owners which operate the same as the rest of the borrowers except for that the restaurant owners use restaurants as collateral.

Allowance for Doubtful Accounts

Service fee receivable is recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon the assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of the loan borrowers, current economic conditions, and other factors that may affect the borrowers’ ability to pay. No allowance has been provided for at March 31, 2018 and December 31, 2017 as the service fees have been fully collected from the loan borrowers during the respective years or subsequently.

Advertising Expense

The Company expenses advertising costs as they incurred. Total advertising expenses were $15,238 and $ 20,581 for the three months ended March 31, 2018 and 2017, respectively, and have been included as part of selling expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Value-added Taxes

Pursuant to the PRC tax laws, in case of the financial services provided, generally the value added tax (“VAT”) rate is 3% of the gross sales for small scale VAT payer and 6% of the gross sales for general VAT payer. The accrued VAT is recorded as VAT payables in the consolidated financial statements. VAT is reported as liability when incurred.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2018 and December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Asset and liability accounts at March 31, 2018 and December 31, 2017 were translated at 6.2881 RMB to $1.00 and at 6.5063 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the three months ended March 31, 2018 and 2017 were 6.3714 RMB and 6.8925 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Credit Risk and Concentration

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of cash equivalents consists of short-term money market funds, which are managed by reputable financial institutions in PRC.

The Company performs ongoing credit evaluations of borrowers, and generally do not require additional collateral except for personal vehicles. No borrowers represented 10% or more of total revenue for the three months ended March 31, 2018 and 2017.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2018 and December 31, 2017.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company elected the modified retrospective approach. In preparation for adoption of the new guidance, we reviewed representative samples of contracts and other agreements we had entered into with our customers and evaluated the five-step model specified by the new revenue standards. . The Company completed its analysis and identified changes with respect to the timing of revenue recognition for its revenue streams and determined the impact of that guidance on revenue recognition. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

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

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

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

Revenue Recognition and Leases: In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object certain public business entities to elect to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company elected to adopt ASC Topic 606 and ASC Topic 842 beginning January 1, 2018 and January 1, 2019, respectively. No material impact on the consolidated financial statements.

Except for the ASU above, in the period from February 2018 through March 2018, the FASB has issued ASU No. 2018-02 through ASU 2018-04, which are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

The following discussion should be read in conjunction with the Financial Statement of the Company for the three months ended March 31, 2018 and 2017 and related notes thereto.

Revenue

We have recognized $772,014 and $295,593 revenue for the three months ended March 31, 2018 and 2017, respectively. Prior to July 2017, our service fee was at 1.5% per month of the loan principal. Since July 2017, we started to charge the service fee as the spread between the borrowers’ interest rate and the investors’ yield rate. We had a total of 554 contracts signed for the three months ended March 31, 2018 compared to 279 contracts for the three months ended March 31, 2017.

Operating Expenses

Selling expenses: Our selling expenses primarily consist of expenses relating to advertising, marketing and promotional trips and other community activities for brand promotion purpose. Selling expenses increased from $30,750 for the three months ended March 31, 2017 to $31,605 for the three months ended March 31, 2018. An increase of $855, or 2.71%, was primarily attributable to the increase of the online interactive promotion expenses.

General and administrative expenses: Our general and administrative expenses for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended
	March 31,			Percentage
	2018	2017	Change	Change
Payroll and related benefits	$201,254	$108,408	$92,846	86%
Depreciation expense	9,120	13,910	(4,790)	(34%)
Software service fee	26,209	35,715	(9,506)	(27%)
Rent and property management expense	71,397	77,388	(5,991)	(8%)
Professional fee	96,370	13,319	83,051	624%
Other	2,784	18,194	(15,410)	(85%)
Total	$407,134	$266,934	$140,200	53%

●	Payroll and related benefits for the three months ended March 31, 2018 increased by $ 92,846, or 86%, as compared to the three months ended March 31, 2017. We had more employees in 2018 as our online business expansion.

●	Depreciation expense for the three months ended March 31, 2018 decreased by $ 4,790, or 34%, as compared to the three months ended March 31, 2017. In the mid of 2017, there were a portion of the fixed assets that have already been fully depreciated. Therefore, they no longer incur depreciation expense in the 2018.

●	Software service fee for the three months ended March 31, 2018 decreased by $ 9,506, or 27%, as compared to the three months ended March 31, 2017. The decrease was primarily attributable to real-name certification fees of our on-line business occurred in 2017,we did not incur such expense during the three months ended March 31, 2018.

●	Rent and property management expense for the three months ended March 31, 2018 decreased by $5,991, or 8%, as compared to the three months ended March 31, 2017. The majority of the change was attributable to the decrease in rent in the monthly rent for the new lease in Beijing was less than the prior lease.

●	Professional fee for the three months ended March 31, 2018 increased by $ 83,051, or 624%, as compared to the three months ended March 31, 2017. The increase was primarily attributable to legal fees, audit fees, and other consulting fees of listed company service fees occurred in 2018, We did not incur such expense during the three months ended March 31, 2017.

●	Other general and administrative expenses for the three months ended March 31, 2018 decreased by $15,410, or 85%, as compared to the three months ended March 31, 2017. The decrease was primarily attributable to the decrease in travel, seminar, printing, and car insurance expenses.

Income (loss) from operations

As a result of the factors described above, for the three months ended March 31, 2018, income from operations amounted to $333,275, as compared to loss from operations of $(2,091) for the three months ended March 31, 2017.

Other income (expenses)

Other income: Other income decreased from $21,499 for the three months ended March 31, 2017 to $16,639 for the three months ended March 31, 2018. A decrease of $ 4,860 was primarily attributable to decrease of the vehicle leasing income. On June 30, 2016, Jiucheng Huijin, a related party, and the Company entered a contract to lease two vehicles from the Company. The contract started on June 30, 2016 and expired on January 31, 2018. Pursuant to the terms of the contract, Jiucheng Huijin had agreed to pay a monthly rental fee of RMB 25,000 (approximately $3,600) per vehicle. We recorded three months of such income in 2017 and one month in 2018.

Other expense: Other expense increased from 1,628 for the three months ended March 31, 2017 to $54,059 for the three months ended March 31, 2018. The increase was primarily attributable to the increase of cash transfer volumes as we launched the bank depository system in July 2017.

Gain from extinguishment of liability: As of March 31, 2018, we recorded $14,299 due to Hong Long Trading Co., Ltd. Hong Long was closed and ceased in business during 2017 and we have no one to pay the liability to as the vendor is no longer exist. Accordingly, we wrote off the liability and recorded a gain from extinguishment of liability in the amount of $14,299 as of March 31, 2018.

Income tax provision

As a result of accumulated net operating losses incurred that allowable tax deductions are greater than its taxable income, there has been no provision for income taxes from the date of inception. The Company has provided full valuation allowance for the deferred tax assets at March 31, 2018 and 2017, which arising from the losses incurred since inception.

Net income

As a result of the factors described above, for the three months ended March 31, 2018, net income amounted to $ 310,154, as compared to net income of $ 17,780 for the three months ended March 31, 2017.

Foreign currency translation loss

The functional currency of our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translations, which are a noncash adjustment, we reported a foreign currency translation gain of $ 71,581 for the three months ended March 31, 2018, as compared to a foreign currency translation gain of $ 133,775 for the three months ended March 31, 2017. The noncash gain had the effect of increasing our reported comprehensive income for the three months ended March 31, 2018 and 2017.

Comprehensive income (loss)

As a result of our foreign currency translation loss, we had comprehensive income for the three months ended March 31, 2018 of $381,735 compared to comprehensive income of $151,560 for the three months ended March 31,  2017.

Liquidity and Capital Resources

As of March 31, 2018, we had a cash balance of $2,405,949. During the three months ended March 31, 2018, net cash provided by operating activities totaled to $400,092. Net cash used in financing activities totaled to $7,848 in connection with repayment of working capital advances from our related parties. Effect of exchange rate change on cash totaled $72,555. The resulting change in cash for the period was an increase of $464,799, which was primarily due to reduction of cash outflow with related parties and net cash generated from our operating activities.

As of March 31, 2017, we had a cash balance of $518,708. During the three months ended March 31, 2017, net cash used in operating activities totaled to $282,461. Net cash used in investing activities totaled to $ 2,758,192 in connection with working capital advances made to and received repayments from our related parties. Net cash provided by financing activities totaled to $3,546,849 in connection with working capital advances received from our related parties. Effect of exchange rate change on cash totaled $412. The resulting change in cash for the period was an increase of $505,784, which was primarily due to working capital advances received from related parties.

The following table sets forth a summary of changes in cash flow from the three months ended March 31, 2018 to March 31, 2017:

	Three Months Ended
	March 31,			Percentage
	2018	2017	Change	Change
Net cash provided by (used in) operating activities	$400,092	$(282,461)	$682,553	242%
Net cash used in investing activities	-	(2,758,192)	2,758,192	100%
Net cash (used in) provided by financing activities	(7,848)	3,546,849	(3,554,697)	(100%)
Effect of exchange rate change on cash	72,555	(412)	72,967	17,710%
Total net change in cash and cash equivalents	$464,799	$505,784	$(40,985)	(8%)

Net cash provided by (used in) operating activities increased by $682,553 to $400,092 during the three months ended March 31, 2018 from ($282,461) during the three months ended March 31, 2017. This increase is primarily attributable to:

●	An increase in net income of$292,374

●	A decrease in other receivables of$ 64,642

●	An increase in amount due from related parties of $246,245

●	An increase in advance from customers of $152,533 • An increase in other payables of $129,652 • A decrease in VAT payable of $113,803

Net cash used in investing activities was $-0- for the three months ended March 31, 2018 as compared to $ 2,758,192 for the three months ended March 31, 2017. During the three months ended March 31, 2017, we made advances to our related parties for working capital totaled $9,165,199 and received repayment from our related partiers totaled $ 6,407,007.

Net cash provided by (used in) financing activities was ($7,848) for the three months ended March 31, 2018 as compared to $ 3,546,849 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we made repayment to our related parties totaled $7,848. During the three months ended March 31, 2017, we received working capital advances from our related parties totaled $3,546,849.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to March 31, 2018:

	March 31,	December 31,		Percentage
	2018	2017	Change	Change
Current Assets	$2,894,014	$2,302,707	$591,307	26%
Current Liabilities	670,352	466,274	204,078	44%
	$2,223,662	$1,836,433	$387,229	21%

Our working capital increased by $387,229 to $2,223,662 at March 31, 2018 from $1,836,433 at December 31, 2017. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalents of $464,799

●	An increase in other receivable of $64,777

●	An increase in due from related parties of $96,855

●	A decrease in VAT payable of $90,327

Offset by:

●	An increase in other payable of $146,709

●	An increase in advance from customers of $135,656

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 2.2% for 2018 and 2.0% for 2017 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/).

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we have no off-balance sheet arrangements.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act

32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Schema

101 CAL	XBRL Taxonomy Extension Calculation Linkbase

101 DEF	XBRL Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIUCAITONG GROUP LIMITED

Date: May 15, 2018	By:	/s/ Xuefei Kang
Xuefei Kang
Chief Executive Officer

