Form 10-Q
period 2018-06-30
Jiucaitong Group Ltd
filed 2018-08-10
CIK 1610607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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
(Do not check if smaller reporting company)
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 10, 2018, 9,110,000 shares of common stock of the registrant were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Jiucaitong Group Limited

Condensed Consolidated Balance Sheets

(Stated in US Dollars)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$243,048	$1,941,150
Restricted cash	181,283	184,437
Accounts receivable	53,887	522
Other receivable	905	19,327
Prepaid expenses	-	32,298
Advances to suppliers	73,538	49,672
Security Deposit	71,407	-
Loans receivable – related party	2,433,001	-
Due from related parties	215,989	75,301
Total current assets	3,273,058	2,302,707

Non-current assets
Security Deposit	-	72,649
Property, plant and equipment, net	17,172	35,333
Total non-current assets	17,172	107,982

Total assets	$3,290,230	$2,410,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other payable	$495,939	$133,093
Due to related parties	15,723	23,682
Advance from customers	275,903	114,191
VAT payable	15,526	195,308
Total current liabilities	803,091	466,274

Total liabilities	803,091	466,274

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value, 75,000,000 shares authorized; 9,110,000 and 9,110,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	911	911
Additional paid-in capital	4,358,269	4,358,269
Accumulated deficit	(616,420)	(1,214,945)
Accumulated other comprehensive loss	(1,255,621)	(1,199,820)
Total stockholders’ equity	2,487,139	1,944,415
Total liabilities and stockholders’ equity	$3,290,230	$2,410,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Beijing Jiucheng Asset Management Co., Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Stated in US Dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$870,590	$333,794	$1,642,604	$629,539

Operating expenses:
Selling expenses	85,302	35,112	116,907	65,877
General and administrative expenses	467,058	204,500	874,192	499,248
Total operating expenses	552,360	239,612	991,099	565,125

Income from operations	318,230	94,182	651,505	64,414

Other income (expense):
Other income	2,880	21,611	19,519	43,121
Other income- related party	19,348	-	19,348	-
Other expense	(52,090)	(274)	(106,149)	(1,638)
Gain from extinguishment of liability	3	-	14,302	-
Total other income (expense), net	(29,859)	21,337	(52,980)	41,483
Income before taxes	288,371	115,519	598,525	105,897

Net income	$288,371	$115,519	$598,525	$105,897

Comprehensive Income:

Net income	$288,371	$115,519	$598,525	$105,897

Foreign currency translation adjustment	(127,382)	23,886	(55,801)	160,344

Comprehensive income	$160,989	$139,405	$542,724	$266,241

Earnings per common share – basic and diluted	$0.02	$0.02	$0.06	$0.03

Weighted average number of common shares outstanding – basic and diluted	9,110,111	8,000,000	9,110,111	8,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Jiucaitong Group Limited

Condensed Consolidated Statements of Cash Flows

(Stated in US Dollars)

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$598,525	$105,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expenses	18,244	27,838
Gain from extinguishment of liability	(14,302)	-
Changes in operating assets and liabilities:
Accounts receivable	(55,463)	-
Other receivable	18,800	372
Prepaid expense	32,988	(39,312)
Advances to suppliers	(25,682)	5,818
Security deposit	-	(68,756)
Due from related parties	(147,535)	554,662
Due to related parties	-	63,498
Advance from customers	170,072	-
Accrued liabilities	-	13,208
Other payables	393,719	4,522
VAT payable	(183,350)	38,066
Net cash provided by operating activities	806,016	705,813

Cash flows from investing activities:
Short-term borrowings to related party	(2,703,764)	-
Repayment of short-term borrowings from related party	175,507	-
Working capital advances to related parties	-	(9,318,854)
Repayments from related parties	-	6,474,695
Net cash used in investing activities	(2,528,257)	(2,844,159)

Cash flows from financing activities:
Working capital advances from related parties	-	4,004,754
Repayments of working capital advances received from related parties	(7,849)	(389,450)
Net cash (used in) provided by financing activities	(7,849)	3,615,304

Effect of exchange rate change	28,834	20,727

Net change in cash, cash equivalents and restricted cash	(1,701,256)	1,497,685

Cash, cash equivalents and restricted cash - beginning of period	2,125,587	12,924

Cash, cash equivalents and restricted cash - end of period	$424,331	$1,510,609

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities
Security deposit returned and paid directly to related party by landlord	$-	$160,013

Reconciliation to amounts on consolidated balance sheets
Cash and cash equivalents	$243,048	$1,510,609
Restricted cash	181,283	-
Total cash, cash equivalents, and restricted cash	$424,331	$1,510,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Jiucaitong Group Limited

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Jiucaitong Group Limited (“Jiucaitong” or the “Company”), a Nevada corporation (formerly Spirit International, Inc.), was incorporated on March 10, 2014. Through Beijing Jiucheng Asset Management Co., Ltd. (“Beijing Jiucheng”), the Company operates its business through an electronic online financial platform, www.9caitong.com (“website”). The Company generates revenue from the services that facilitate matching personal loan lenders with individual and small and medium sized enterprises (“SME”) borrowers in the People’s Republic of China (“PRC” or “China”). Beijing Jiucheng was incorporated in Beijing, China on January 13, 2012 under the laws of the PRC.

Reverse Merger

On August 1, 2017, Beijing Jiucheng IT Consulting Enterprise Co. Ltd. (“Jiucheng Consulting”), a wholly foreign-owned enterprise of I JIU JIU Limited, a British Virgin Islands company  (“I JIU JIU”), obtained the controlling interest of Beijing Jiucheng through a series of contractual arrangements including an Equity Pledge Agreement, an Exclusive Technical Consultancy and Services Agreement, an Exclusive Call Option Agreement, Shareholder Proxy Agreements, and an Operating Agreement (collectively, the “VIE Agreements”), as a result of which Beijing Jiucheng is considered a variable interest entity (“VIE”).

On November 10, 2017, I JIU JIU, the holding company of Ruixiang Technology Group,Ltd. (“Rui Xiang”), and the shareholders of I JIU JIU entered into a Share Exchange Agreement, which closed on the same date (the “Exchange”). Pursuant to the terms of the Share Exchange Agreement, the Company exchanged 8,000,000 shares of its common stock for all of the outstanding capital stock of I JIU JIU with the result that I JIU JIU became a wholly owned subsidiary of the Company.

Pursuant to the Exchange, all of the issued and outstanding shares of I JIU JIU common stock were converted, at an exchange ratio of 160-for-1, into an aggregate of 8,000,000 shares of Spirit International Inc. common stock and I JIU JIU became a wholly owned subsidiary of Spirit International Inc. The holders of Spirit International Inc’s common stock as of immediately prior to the Exchange held an aggregate of 5,110,000 shares and in connection with the Share Exchange Agreement, the Company’s majority shareholder, Kimho Consultants Company Limited, (“Kimho” or the “Majority Shareholder”) entered into a share cancellation agreement with I JIU JIU’s stockholders whereby Kimho, owning an aggregate of 4,000,000 shares of the Company’s Common Stock agreed to cancel all its 4,000,000 shares of Common Stock in exchange of $440,000 paid by I JIU JIU’s stockholders (“Share Cancellation”).

The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Exchange. Subsequent to the Exchnage, Spirit International Inc’s name was changed from “Spirit International, Inc.” to “Jiucaitong Group Limited.”.

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because I JIU JIU’s former stockholders received the greater portion of the voting rights in the combined entity and I JIU JIU’s senior management represents all of the senior management of the combined entity, the Exchange was accounted for as a recapitalization effected by a share exchange, wherein I JIU JIU is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of I JIU JIU, its wholly-owned subsidiaries and Beijing Jiucheng have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements are those of I JIU JIU, its wholly-owned subsidiaries and Beijing Jiucheng and are recorded at their historical cost basis.

Unless otherwise indicated or the context otherwise requires, references to “the Company” refer to Jiucaitong Group Limited and its subsidiaries. Disclosures relating to the pre-merger business of I JIU JIU, unless noted as being the business of Spirit International, Inc., prior to the Exchange, pertain to the business of I JIU JIU prior to the Exchange.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements for the six months ended June 30, 2018 should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and footnotes thereto included in the same document. The condensed consolidated balance sheet for the six months ended June 30, 2018 contained herein has been derived from the audited financial statements as of December 31, 2017 but does not include all disclosures required by U.S. GAAP.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, I JIU JIU, Ruixiang, Jiucheng Consulting and its VIE, Beijing Jiucheng. All inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates as of and during the periods ended June 30, 2018 and December 31, 2017 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and accruals for taxes due.

Financial Instrument

The carrying amount reported in the consolidated balance sheet for cash, accounts receivable, other receivables, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. The Company maintains with various financial institutions in the PRC. At June 30, 2018 and December 31, 2017, cash balances held in PRC banks are uninsured. The Company has not experienced any losses in bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash

Cash that is deposited in the bank but restricted for a specific purpose and therefore not available for immediate and general use by the Company is classified as restricted cash, which is presented separately from cash and cash equivalents on the consolidated balance sheets. The deposited balance is included in the Company’s bank account for guarantee of certain business purpose under an agreement until being used for the designated purpose or withdrawn due to expiration of the guarantee. As of June 30, 2018 and December 31, 2017, the Company had a restricted cash balance of $181,283 and $184,437, respectively.

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

Advances from Customers

Advances from customers at June 30, 2018 and December 31, 2017 amounted to $275,903 and $114,191, respectively, and consist of prepayments from customers for services that have not been performed. The Company will recognize the deposits as revenue when the services have been performed in accordance with the Company’s revenue recognition policy.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

For the six months ended June 30, 2018 and 2017, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Revenue Recognition

The Company provides intermediary services to the personal loan borrowers and the financial products investors. The Company charges fees for the intermediary services to the personal loan borrowers.

Prior to July 2017, the revenue process started when an individual who had financing needs submitted the loan application to Beijing Hengjiu Investment Management Co., Ltd. (“Hengjiu”). Hengjiu, along with its sub-contractor, Zhongcheng Zhengxin (Beijing) Co., Ltd. (“Zhongcheng Zhengxin”), provided financial consulting services such as loan origination criteria checkup, risk assessment, and assessment/evaluation of vehicle collateral. Hengjiu is a related party which was 75% owned by Jiuyuan Investment Co., Ltd. (“Jiuyuan”), a shareholder of Beijing Jiucheng, and 25% owned by Xiangbin Meng, the Company’s Chairman. Zhongcheng Zhengxin is a third party who provides credit assessment services. Upon completion of the background check, Xiangbin Meng (“Meng”), the maker of the loan, entered into the loan agreement with the qualified loan borrowers and initiated the transfer of the cash to the borrowers or borrowers’ agents. The loan usually matures in six months and using borrowers’ vehicle as collateral.

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

Since July 2017, the Company officially launched the bank depository system and is providing intermediary services for all registered users, including consultation, information and all kinds of delegation service. The Company started to charge the service fee from the amount borrowed by the borrower at the difference between the borrowers’ actual rate and the investors’ yield rate. Upon launching of the bank depository system, Meng no longer serves as the maker of the loan for the borrowers who use Jiucaitong on-line platform. The borrowers and investors enter into loan agreements directly with the online platform, Jiucaitong. Since December 2017, the online platform also provides loan intermediary services to the restaurant owners which operate the same as the rest of the borrowers except for that the restaurant owners use restaurants as collateral.

Allowance for Doubtful Accounts

Service fee receivable is recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon the assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of the loan borrowers, current economic conditions, and other factors that may affect the borrowers’ ability to pay. No allowance has been provided for at June 30, 2018 and December 31, 2017 as the service fees have been fully collected from the loan borrowers during the respective periods or subsequently.

Advertising Expense

The Company expenses advertising costs as they incurred. Total advertising expenses were $85,302  and $35,112 for the three months ended June 30, 2018 and 2017, respectively. Total advertising expenses were $116,907 and $65,877 for the six months ended June 30, 2018 and 2017, respectively, and have been included as part of selling expenses in the accompanying statements of operations and comprehensive income.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2018 and December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Asset and liability accounts at June 30, 2018 and December 31, 2017 were translated at 6.6195 RMB to $1.00 and at 6.5063 RMB to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rates. The average translation rates applied to the statements of operations for the six months ended June 30, 2018 and 2017 were 6.3701 RMB and 6.8748 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

Credit Risk and Concentration

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of cash equivalents consists of short-term money market funds, which are managed by reputable financial institutions.

The Company performs ongoing credit evaluations of borrowers, and generally do not require additional collateral except for personal vehicles. No borrowers represented 10% or more of total revenue for the six months ended June 30, 2018 and 2017.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2018 and December 31, 2017.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company adopted the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company elected the modified retrospective approach. In preparation for adoption of the new guidance, we reviewed representative samples of contracts and other agreements we had entered into with our customers and evaluated the five-step model specified by the new revenue standards. The Company completed its analysis and identified changes with respect to the timing of revenue recognition for its revenue streams and determined the impact of that guidance on revenue recognition. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

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

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

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

Stock Compensation: In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. Under ASU 2018-07, most of the guidance on share-based payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not expect such adoption to have a material impact on our consolidated financial statements.

NOTE 3 – OTHER RECEIVABLE

Other receivable consists of deposits and advances made to employees and other third parties to pay for operating expenses, such as property maintenance, water and sewer, and telephone bills. Other receivable as of June 30, 2018 and December 31, 2017 were $905 and $19,327, respectively.

NOTE 4 – SECURITY DEPOSIT

Pursuant to the terms of the Jinchangan Lease agreement, Beijing Jiucheng agreed to pay six months of rent and maintenance fee as security deposit for a total of RMB 472,678 (approximately $75,000). Beijing Jiucheng classified the security deposit as short term asset on the condensed consolidated balance sheets as of June 30, 2018 as the lease expires on May 21, 2019.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2018	2017
Office furniture	$23,742	$24,155
Computer and office equipment	41,215	41,932
Vehicle	108,849	110,743
Total property and equipment	173,806	176,830
Less: accumulated depreciation	(156,634)	(141,497)
Total	$17,172	$35,333

Total depreciation expenses for the three months ended June 30, 2018 and 2017 were $ 9,124 and $ 12,925, respectively. Total depreciation expenses for the six months ended June 30, 2018 and 2017 were $18,244 and $27,838, respectively.

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

(g)	Beijing Hengjiu Investment Management Co.,Ltd (“Beijing Hengjiu”), an affiliated company

(h)	Yangming Development Limited (“Yangming”), a shareholder of the Company

Amount due from related parties:

Amount due from related parties consisted of the following as of:

	June 30, 2018	December 31, 2017
Xiangbin Meng – Fees Receivable	$145,543	$3,444
Jiuyuan	19,828	20,204
Beijing Hengjiu	50,618	51,653
Total	$215,989	$75,301

Prior to July 2017, Meng collected the service fees from the loan borrowers on behalf of the Company, Zhongcheng Zhengxin, and Hengjiu. Meng then distributed to each party in accordance to the predetermined service fees percentage. As of June 30, 2018 and December 31, 2017, amount due from Meng for service revenue collected by Meng on the Company’s behalf and not yet distributed to the Company was $145,543 and $3,444, respectively.

Beijing Jiucheng is 70% owned by Jiuyuan. From time to time, the Company and Jiuyuan paid general and administrative expenses for each other. During the six months ended June 30, 2018 and 2017, Jiuyuan paid on behalf of the Company for working capital totaled $31 and $17,043, respectively. The Company made advances to Jiuyuan for working capital totaled $0 and $9,311,772, respectively and received repayments totaled $0 and $5,481,020, respectively. The Company received advances from Jiuyuan for working capital totaled $0 and $4,004,754, respectively. The Company made repayments to Jiuyuan totaled $0 and $389,450, respectively. As of June 30, 2018 and December 31, 2017, the Company has an amount due from Jiuyuan of $19,828 and $20,204, respectively.

Beijing Hengjiu is 75% owned by Jiuyuan and 25% owned by Meng. During the six months ended June 30, 2018 and 2017, Beijing Hengjiu paid on behalf of the Company for working capital totaled $157 and $-0-, respectively.  As of June 30, 2018 and December 31, 2017, the Company has an amount due from Beijing Hengjiu of $50,618 and $51,653, respectively.

Amount due to related parties

Amount due to related parties consisted of the following as of:

	June 30, 2018	December 31, 2017
Jiucheng Huijin	$2,471	$10,199
Beijing Jiuyuan	2,418	2,460
Jiuxiang	5,983	6,087
Yangming	4,851	4,936
Total	$15,723	$23,682

Jiucheng Huijin is 30% owned by Meng. From time to time, Jiucheng Huijin paid general and administrative expenses on behalf of Beijing Jiucheng. Beijing Jiucheng also generated vehicle leasing income from Jiucheng Huijin. On June 30, 2016, Jiucheng Huijin and Beijing Jiucheng entered a contract to lease two vehicles from Beijing Jiucheng. The contract started on June 30, 2016 and expired on January 31, 2018. After the expiration, the contract was extended on a month to month basis. Pursuant to the terms of the contract, Jiucheng Huijin has agreed and paid a monthly rental fee of RMB 25,000 (approximately $3,600). As of June 30, 2018, and December 31, 2017, Beijing Jiucheng recorded $2,471 and $10,199 due to Jiucheng Huijin, respectively.

Beijing Jiuyuan is 51% owned by Meng. On October 21, 2015, Beijing Jiuyuan entered into a six-year lease (“Chaoyang Lease”) and the lease was subsequently transferred to Jiuxiang on August 12, 2016. The Company shares the office space with Beijing Jiuyuan and three other affiliated companies under the Chaoyang Lease. The rent expense allocated to the Company each month is in accordance to the number of employees occupied in the office space. As of June 30, 2018 and December 31, 2017, amounts due to Beijing Jiuyuan related to rent expense were $2,418 and $2,460, respectively.

Jiuxiang is 75% owned by Jiuyuan. As mentioned above, Jiuxiang took over the lease since August 12, 2016. As of June 30, 2018 and December 31, 2017, the Company recorded $5,983 and $6,087 due to Jiuxiang, respectively, for the rent expense.

Yangming owns 30% of the Jiucaitong Group and subsidiaries.   Yangming paid general and administrative expenses on behalf of the Company. As of June 30, 2018 and December 31, 2017, the Company recorded $4,851 and $4,936 due to Yangming, respectively.

For the six months ended June 30, 2018 and 2017, due to (from) related party activities consisted of the following:

	Jiuyuan	Meng	Meng - Receivable	Yasheng	Jiucheng Huijin	Beijing Jiuyuan	Jiuxiang	Beijing Hengjiu	Yangming	Total
Balance due (from) to related parties, December 31, 2017	$(20,204)	$-	$(3,444)	$-	$10,199	$2,460	$6,087	$(51,653)	$4,936	$(51,619)
Operating activities - Due from related parties	31	-	(147,724)	-	-	-	-	157	-	(147,536)
Financing activities - Repayments to related parties	-	-	-	-	(7,849)	-	-	-	-	(7,849)
Effect of foreign currency exchange	345	-	5,625	-	121	(42)	(104)	878	(85)	6,738
Balance due (from) to related parties, June 30, 2018	$(19,828)	$-	$(145,543)	$-	$2,471	$2,418	$5,983	$(50,618)	$4,851	$(200,266)

	Jiuyuan	Meng	Meng - Receivable	Yasheng	Jiucheng Huijin	Beijing Jiuyuan	Jiuxiang	Beijing Hengjiu	Yangming	Total
Balance due (from) to related parties, December 31, 2016	$378,950	$(11,311,447)	$(1,877,130)	$8,917	$5,867	$2,304	$1,263	$-	$-	$(12,791,276)
Operating activities - Due from related parties	-	-	554,662	-	-	-	-	-	-	554,662
Operating activities - Due to related parties	17,043	-	-	-	-	-	-	-	-	63,498
Investing activities - Working capital advances to related parties	(9,311,772)	(7,082)	-	-	44,453	-	2,002	-	-	(9,318,854)
Investing activities - Repayments from related parties	5,481,020	993,675	-	-	-	-	-	-	-	6,474,695
Financing activities - Advances from related parties	4,004,754	-	-	-	-	-	-			4,004,754
Financing activities - Repayments made to related parties	(389,450)	-	-	-	-	-	-	-	-	(389,450)
Rent deposit returned and paid directly to related party by landlord	-	(160,013)	-		-	-	-			(160,013)
Non-cash capital reduction	8,145,748	3,491,035	-	-	-	-	-	-	-	11,636,783
Shareholders transfer pursuant to debt transfer agreement	(8,195,280)	6,971,805	1,223,475	-	-	-	-	-	-	-
Effect of foreign currency exchange	5,639	(117,689)	(20,677)	215	755	56	59	-	-	(131,642)
Balance due (from) to related parties, June 30, 2017	$136,652	$(139,716)	$(119,670)	$9,132	$51,075	$2,360	$3,324	$-	$-	$(56,843)

Loans receivable – related party

On April 23, 2018, a related party of the Company, Jiuyuan, entered into a loan agreement with Beijing Jiucheng to borrow RMB 15,000,000 (approximately $2.27 million). The loan matures in six months with a monthly interest rate of 0.3625%. On June 11, 2018, Jiuyuan entered into another loan agreement with Jiucheng to borrow RMB 3,400,000 (approximately $0.5 million) with a monthly interest of 0.3624% and matures on December 11, 2018 (“June 2018 Loan”). The Company recorded the principal and interest amount as loans receivable - related party. During the six months ended June 30, 2018, the Company transferred a total of RMB 17,100,000 ($2,684,416) to Jiuyuan under the loan agreements and received repayment from Jiuyuan in the amount of $168,895. On July 3, 2018, the Company transferred another RMB 1,300,000 (approximately $0.2 million) to Jiuyuan under the June 2018 Loan.

As of the date of this report, Jiuyuan promised to pay off all loans owed to the Company during the third quarter of 2018. The Company expects to implement remedial measures immediately to avoid arranging any personal and or related party loans to related parties in the future.

	June 30, 2018	December 31, 2017
Loans principal receivable	$2,583,277	$-
Interest receivable	18,619	-
Repayment	(168,895)	-
Total	$2,433,001	$-

NOTE 7 – OTHER PAYABLE

Other payable consists of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Social security and provident fund payable	$354,425	$44,254
Salary payable	139,528	64,653
Other levies	1,986	24,186
Total	$495,939	$133,093

NOTE 8 – VAT PAYABLE

The Company’s VAT payable consists of 6% on the revenue generated and 3% on the other income generated from car leasing. VAT payable as of June 30, 2018 and December 31, 2017 were $15,526 and $195,308, respectively.    The VAT payable has been properly accrued for based on the required VAT rate as of June 30, 2018 and December 31, 2017.

NOTE 9 - STATUTORY RESERVE

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). The Company did not make appropriations to statutory reserve as of June 30, 2018 as the Company is able to use the current period (2018) net income after tax to offset against the accumulate loss from prior periods.

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

Subscription receivable of the subsidiaries’ paid in capital

As of June 30, 2018 and December 31, 2017, the subscription receivable of the subsidiaries’ paid in capital (I JIU JIU and Ruixiang) was $51,289.

Reverse merger

On November 10, 2017, Jiucaitong, I JIU JIU Limited, a British Virgin Islands company (“I JIU JIU”), the holding company of Ruixiang Technology Group,Ltd. (“Rui Xiang”), and the shareholders of I JIU JIU entered into the Share Exchange Agreement, which closed on the same date (the “Exchange”). Pursuant to the terms of the Share Exchange Agreement, Jiucaitong exchanged 8,000,000 shares of their common stock for all of the outstanding capital stock of I JIU JIU with the result that I JIU JIU became a wholly owned subsidiary of Jiucaitong.

Pursuant to the Exchange, all of the issued and outstanding shares of I JIU JIU common stock were converted, at an exchange ratio of 160-for-1, into an aggregate of 8,000,000 shares of the Company or Jiucaitong, formerly known as Spirit International Inc. common stock and I JIU JIU became a wholly owned subsidiary of the Company. The holders of the Company’s common stock as of immediately prior to the Exchange held an aggregate of 5,110,000 shares and in connection with the Share Exchange Agreement, the Company’s former majority shareholder, Kimho Consultants Company Limited, (“Kimho” or the “Majority Shareholder”) entered into a share cancellation agreement with I JIU JIU’s stockholders whereby Kimho, owning an aggregate of 4,000,000 shares of the Company’s Common Stock agreed to cancel all its 4,000,000 shares of Common Stock in exchange of $440,000 paid by I JIU JIU’s stockholders (“Share Cancellation”).

There were 9,110,000 shares of common stocks issued and outstanding as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018, the Company was obligated under operating leases minimum rentals as follows:

	Allocated Lease *	Non-Cancellable Lease **	Total
2018	$4,173	$274,884	$279,057
2019	4,173	107,146	111,319
2020	4,173	-	4,173
2021	3,477	-	3,477
2022	-	-	-
Total minimum lease payments	$15,996	$382,030	$398,026

*	-	These are the Company’s portion of minimum lease payments allocated by the Company’s affiliated company, Jiuxiang, the leasee.
**	-	These are the minimum lease payments under the non-cancellable lease entered with a third party.

NOTE 12 – SUBSEQUENT EVENT

In July 2018, a related party of the Company, Jiuyuan, received an additional RMB 1,300,000 (approximately $0.2 million) under the June 2018 Loan from the Company and made RMB 2,570,000 repayment (approximately $0.4 million). Also, see Note 6 related to Note receivable – related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements”.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such as will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes to those statements included in this report. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under “Special Note Regarding Forward-Looking Statements”, our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

Jiucaitong Group Limited (“Company”) was incorporated in Nevada on March 10, 2014, under the name of “Spirit International, Inc.” We amended our Articles of Incorporation and changed our corporate name to Jiucaitong Group Limited on November 27, 2017. On November 10, 2017, the Company consummated a share exchange (the “Share Exchange”) with I JIU JIU Limited, a British Virgin Islands company (“I JIU JIU”). Pursuant to and following the Share Exchange, we changed our corporate name and discontinued our pre-Share Exchange business such that the businesses of Beijing Jiucheng became our businesses. We are currently a holding company and operate through our wholly-owned subsidiaries, I JIU JIU, Ruixiang Technology Group, Ltd., a Hong Kong company (“Ruixiang”) and Beijing Jiucheng IT Consulting Enterprise Co. Ltd, a company organized in the People’s Republic of China (“Jiucheng Consulting” or “WFOE”) and our contractually controlled and managed company, Beijing Jiucheng Asset Management Co., Ltd., a company organized in the People’s Republic of China (“Beijing Jiucheng”). Beijing Jiucheng operates an electronic online financial platform, “www.9caitong.com,” which is designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China. We believe our services provide an effective solution for under-served SME and individual borrowers who need access to financing.

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

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates as of and during the periods ended June 30, 2018 and December 31, 2017 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, valuation of deferred tax assets and accruals for taxes due.

Revenue Recognition

The Company provides intermediary services to the personal loan borrowers and the financial products investors. The Company charges fees for the intermediary services to the personal loan borrowers.

Prior to July 2017, the revenue process started when an individual who had financing needs submited the loan application to Beijing Hengjiu Investment Management Co., Ltd. (“Hengjiu”). Hengjiu, along with its sub-contractor, Zhongcheng Zhengxin (Beijing) Co., Ltd. (“Zhongcheng Zhengxin”), provided financial consulting services such as loan origination criteria checkup, risk assessment, and assessment/evaluation of vehicle collateral. Hengjiu is a related party which was 75% owned by Jiuyuan Investment Co., Ltd. (“Jiuyuan”), a shareholder of Beijing Jiucheng, and 25% owned by Xiangbin Meng, the Company’s Chairman. Zhongcheng Zhengxin is a third party who provides credit assessment services. Upon completion of the background check, Xiangbin Meng (“Meng”), the maker of the loan, entered into the loan agreement with the qualified loan borrowers and initiated the transfer of the cash to the borrowers or borrowers’ agents. The loan usually matures in six months and using borrowers’ vehicle as collateral.

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

Since July 2017, the Company officially launched the bank depository system and is providing intermediary services for all registered users, including consultation, information and all kinds of delegation service. The Company started to charge the service fee from the amount borrowed by the borrower at the difference between the borrowers’ actual rate and the investors’ yield rate. Upon launching of the bank depository system, Meng no longer serves as the maker of the loan for the borrowers who use Jiucaitong on-line platform. The borrowers and investors enter into loan agreements directly with the online platform, Jiucaitong. Since December 2017, the online platform also provides loan intermediary services to the restaurant owners which operate the same as the rest of the borrowers except for that the restaurant owners use restaurants as collateral.

Allowance for Doubtful Accounts

Service fee receivable is recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon the assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of the loan borrowers, current economic conditions, and other factors that may affect the borrowers’ ability to pay. No allowance has been provided for at June 30, 2018 and December 31, 2017 as the service fees have been fully collected from the loan borrowers during the respective periods or subsequently.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company adopted the new standard effective January 1, 2018.   The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company elected the modified retrospective approach. In preparation for adoption of the new guidance, we reviewed representative samples of contracts and other agreements we had entered into with our customers and evaluated the five-step model specified by the new revenue standards. The Company completed its analysis and identified changes with respect to the timing of revenue recognition for its revenue streams and determined the impact of that guidance on revenue recognition. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

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

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This standard does not have a material impact on the Company’s interim condensed consolidated financial statements.

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

Stock Compensation: In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. Under ASU 2018-07, most of the guidance on share-based payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not expect such adoption to have a material impact on our consolidated financial statements.

Results of Operations

THREE-MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2017

Revenue

We have recognized $870,590 and $333,794 revenue for the three months ended June 30, 2018 and 2017, respectively. Prior to July 2017, our service fee was at 1.5% per month. Since July 2017, we started to charge the service fee as the spread between the borrowers’ interest rate and the investors’ yield rate. We had a total of 646 contracts signed for the three months ended June 30, 2018 compared to 341 contracts for the three months ended June 30, 2017.

Operating Expenses

Selling expenses: Our selling expenses primarily consist of expenses relating to advertising, marketing and promotional trips and other community activities for brand promotion purpose. Selling expenses increased from $35,112 for the three months ended June 30, 2017 to $ 85,302 for the three months ended June 30, 2018. An increase of $50,190, or 143%, was primarily attributable to the increase of the online interactive promotion expenses.

General and administrative expenses: Our general and administrative expenses for the three months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended
	June 30,			Percentage
	2018	2017	Change	Change
Payroll and related benefits	$357,937	$87,800	$270,137	308%
Depreciation expense	9,124	12,925	(3,801)	(29%)
Software service fee	10,323	22,759	(12,436)	(55%)
Rent and property management expense	67,441	73,861	(6,420)	(9%)
Professional fee	18,980	-	18,980	100%
Other	3,253	7,155	(3,902)	(55%)
Total	$467,058	$204,500	$262,558	128%

●	Payroll and related benefits for the three months ended June 30, 2018 increased by $270,137, or 308%, as compared to the three months ended June 30, 2017. We had more employees in 2018 as our online business expansion.

●	Depreciation expense for the three months ended June 30, 2018 decreased by $3,801, or 29%, as compared to the three months ended June 30, 2017. In the mid of 2017, there were a portion of the fixed assets that have already been fully depreciated. Therefore, they no longer incur depreciation expense in 2018.

●	Software service fee for the three months ended June 30, 2018 decreased by $12,436, or 55%, as compared to the three months ended June 30, 2017. The decrease was primarily attributable to Internet real-name authentication fees of our on-line business occurred in 2017, we did not incur such expense during the three months ended June 30, 2018.

●	Rent and property management expense for the three months ended June 30, 2018 decreased by $6,420, or 9%, as compared to the three months ended June 30, 2017. The majority of the change was attributable to the decrease in rent in the monthly rent for the new lease in Beijing was less than the prior lease.

●	Professional fee increased from $0 for the three months ended June 30, 2017 to $18,980 for the three months ended June 30, 2018. The increase was primarily attributable to the increase of legal fees, audit fees, and other consulting fees after the reverse merger in November 2017. We did not incur such expense during the three months ended June 30, 2017.

●	Other general and administrative expenses for the three months ended June 30, 2018 decreased by $3,902, or 55%, as compared to the three months ended June 30, 2017. The decrease was primarily attributable to the decrease in travel, seminar, printing, and car insurance expenses.

Income from operations

As a result of the factors described above, for the three months ended June 30, 2018, income from operations amounted to $318,230, as compared to income from operations of $94,182 for the three months ended June 30, 2017.

Other income (expenses)

Other income: Other income decreased from $21,611 for the three months ended June 30, 2017 to $ 2,880 for the three months ended June 30, 2018. A decrease of $18,731 was primarily attributable to decrease of the vehicle leasing income. On June 30, 2016, Jiucheng Huijin, a related party, and the Company entered a contract to lease two vehicles from the Company. The contract started on June 30, 2016 and expired on January 31, 2018. Pursuant to the terms of the contract, Jiucheng Huijin had agreed to pay a monthly rental fee of RMB 25,000 (approximately $3,600) per vehicle. We recorded three months of such income in 2017 and one month in 2018.

Other income- related party: On April 23, 2018, a related party of the Company, Jiuyuan, entered into a loan agreement with Jiucheng to borrow 15,000,000 RMB (approximately $2.39 million). The loan matures in six months with a monthly interest rate of 0.3625%. The Company recorded the interest income - related party in the amount of $19,348 for the three months ended June 30, 2018.

Other expense: Other expense increased from $274 for the three months ended June 30, 2017 to $52,090 for the three months ended June 30, 2018. The increase was primarily attributable to the increase of cash transfer volumes as we launched the bank depository system in July 2017.

Gain from extinguishment of liability:  As of March 31, 2018, we recorded $14,299 due to Hong Long Trading Co., Ltd. (“Hong Long”). Hong Long was closed in 2017 and we no longer need to pay the debt. Subject to exchange rate changes, we recorded a gain from extinguishment of liability in the amount of $3 for the three months ended June 30, 2018.

Income tax provision

As a result of accumulated net operating losses incurred that allowable tax deductions are greater than its taxable income, there has been no provision for income taxes from the date of inception. The Company has provided full valuation allowance for the deferred tax assets at June 30, 2018 and 2017, which arising from the losses incurred since inception.

Net income

As a result of the factors described above, for the three months ended June 30, 2018, net income amounted to $288,371, as compared to net income of $115,519 for the three months ended June 30, 2017.

Foreign currency translation income (loss)

The functional currency of our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translations, which are a noncash adjustment, we reported a foreign currency translation loss of $127,382 for the three months ended June 30, 2018, as compared to a foreign currency translation income of $23,886 for the three months ended June 30, 2017. The noncash loss had the effect of decreasing our reported comprehensive income and noncash income had the effect of increasing our reported comprehensive income for the three months ended June 30, 2018 and 2017, respectively.

Comprehensive income

As a result of our foreign currency translation loss, we had comprehensive income for the three months ended June 30, 2018 of $160,989 compared to foreign currency translation income, we had comprehensive income of $139,405 for the three months ended June 30, 2017.

SIX-MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2017

Revenue

We have recognized $1,642,604 and $629,539 revenue for the six months ended June 31, 2018 and 2017, respectively. Prior to July 2017, our service fee was at 1.5% per month. Since July 2017, we started to charge the service fee as the spread between the borrowers’ interest rate and the investors’ yield rate. We had a total of 1,180 contracts signed for the six months ended June 30, 2018 compared to 612 contracts for the six months ended June 30, 2017.

Operating Expenses

Selling expenses: Our selling expenses primarily consist of expenses relating to advertising, marketing and promotional trips and other community activities for brand promotion purpose. Selling expenses increased from $65,877 for the six months ended June 30, 2017 to $116,907 for the six months ended June 30, 2018. An increase of $ 51,030, or 77%, was primarily attributable to the increase of the online interactive promotion expenses.

General and administrative expenses: Our general and administrative expenses for the six months ended June 30, 2018 and 2017 consisted of the following:

	Six Months Ended
	June 30,			Percentage
	2018	2017	Change	Change
Payroll and related benefits	$559,191	$196,264	$362,927	185%
Depreciation expense	18,244	27,838	(9,594)	(34%)
Software service fee	36,532	58,492	(21,960)	(38%)
Rent and property management expense	138,838	150,293	(11,455)	(8%)
Professional fee	115,350	30,000	85,350	285%
Other	6,037	36,361	(30,324)	(83%)
Total	$874,192	$499,248	$374,944	75%

●	Payroll and related benefits for the six months ended June 30, 2018 increased by $362,927, or 185%, as compared to the six months ended June 30, 2017. We had more employees in 2018 as our online business expansion.

●	Depreciation expense for the six months ended June 30, 2018 decreased by $9,594, or 34%, as compared to the six months ended June 30, 2017. In the mid of 2017, there were a portion of the fixed assets that have already been fully depreciated. Therefore, they no longer incur depreciation expense in the 2018.

●	Software service fee for the six months ended June 30, 2018 decreased by $21,960, or 38%, as compared to the six months ended June 30 31, 2017. The decrease was primarily attributable to Internet real-name authentication fees of our on-line business occurred in 2017, we did not incur such expense during the six months ended June 30, 2018.

●	Rent and property management expense for the six months ended June 30, 2018 decreased by $11,455, or 8%, as compared to the six months ended June 30, 2017. The majority of the change was attributable to the decrease in rent in the monthly rent for the new lease in Beijing was less than the prior lease.

●	Professional fee for the six months ended June 30, 2018 increased by $85,350, or 285%, as compared to the six months ended June 30, 2017. The increase was primarily attributable to legal fees, audit fees, and other consulting fees of listed company service fees.

●	Other general and administrative expenses for the six months ended June 30, 2018 decreased by $30,324, or 83%, as compared to the six months ended June 30, 2017. The decrease was primarily attributable to the decrease in travel, seminar, printing, and car insurance expenses.

Income from operations

As a result of the factors described above, for the six months ended June 30, 2018, income from operations amounted to $651,505, as compared to income from operations of $64,414 for the six months ended June 30, 2017.

Other income (expenses)

Other income: Other income decreased from $43,121 for the six months ended June 30, 2017 to $19,519 for the six months ended June 30, 2018. A decrease of $23,602 was primarily attributable to decrease of the vehicle leasing income. On June 30, 2016, Jiucheng Huijin, a related party, and the Company entered a contract to lease two vehicles from the Company. The contract started on June 30, 2016 and expired on January 31, 2018. Pursuant to the terms of the contract, Jiucheng Huijin has agreed to pay a monthly rental fee of RMB 25,000 (approximately $3,600) per vehicle. We recorded six months of such income in 2017 and one month in 2018.

Other income- related party: On April 23, 2018, a related party of the Company, Jiuyuan, entered into a loan agreement with Beijing Jiucheng to borrow 15,000,000 RMB (approximately $2.39 million). The loan matures in six months with a monthly interest rate of 0.3625%. The Company recorded the interest income - related party in the amount of $19,348 for the six months ended June 30, 2018.

Other expense: Other expense increased from $1,638 for the six months ended June 30, 2017 to $106,149 for the six months ended June 30, 2018. The increase was primarily attributable to the increase of cash transfer volumes as we launched the bank depository system in July 2017.

Gain from extinguishment of liability:  During the six months ended June 30, 2018, we recorded $14,302 due to Hong Long Trading Co., Ltd. (“Hong Long”). Hong Long was closed in 2017 and we no longer need to pay the debt.

Income tax provision

As a result of accumulated net operating losses incurred that allowable tax deductions are greater than its taxable income, there has been no provision for income taxes from the date of inception. The Company has provided full valuation allowance for the deferred tax assets at June 30, 2018 and 2017, which arising from the losses incurred since inception.

Net income

As a result of the factors described above, for the six months ended June 30, 2018, net income amounted to $598,525, as compared to net income of $105,897 for the six months ended June 30, 2017.

Foreign currency translation income (loss)

The functional currency of our operations in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements are translated to U.S. dollars using the period end rates of exchange for assets and liabilities, equity is translated at historical exchange rates, and average rates of exchange (for the period) are used for revenues and expenses and cash flows. Transaction gains and or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. As a result of foreign currency translations, which are a noncash adjustment, we reported a foreign currency translation loss of $55,801 for the six months ended June 30, 2018, as compared to a foreign currency translation income of $160,344 for the six months ended June 30, 2017. The noncash loss had the effect of decreasing our reported comprehensive income and noncash income had the effect of increasing our reported comprehensive income for the six months ended June 30, 2018 and 2017, respectively.

Comprehensive income (loss)

As a result of our foreign currency translation loss, we had comprehensive income for the six months ended June 30, 2018 of $542,724 compared to our foreign currency translation income, we had comprehensive income of $266,241 for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of $243,048. During the six months ended June 30, 2018, net cash provided by operating activities totaled to $806,016. Net cash used in investing activities totaled to $2,528,257. Net cash used in financing activities totaled to $7,849 in connection with repayment of working capital advances from our related parties. Effect of exchange rate change on cash totaled $31,988. The resulting change in cash for the period was a decrease of $1,698,102, which was primarily due to increase of short-term borrowings to related party.

As of June 30, 2017, we had a cash balance of $1,510,609. During the six months ended June 30, 2017, net cash provided by operating activities totaled $705,813, net cash used in investing activities totaled $2,844,159 and net cash provided by financing activities totaled $3,615,304. Effect of exchange rate change on cash totaled $20,727. The resulting change in cash for the period was an increase of $1,497,685, which was primarily due to cash inflow of due from related parties.

The following table sets forth a summary of changes in cash flow from the six months ended June 30, 2018 to June 30, 2017:

	Six Months Ended
	June 30,			Percentage
	2018	2017	Change	Change
Net cash provided by operating activities	$806,016	$705,813	$100,203	14%
Net cash used in investing activities	(2,528,257)	(2,844,159)	315,902	(11%)
Net cash (used in) provided by financing activities	(7,849)	3,615,304	(3,623,153)	(100%)
Effect of exchange rate change on cash	28,834	20,727	8,107	39%
Total net change in cash, cash equivalents and restricted cash	$(1,701,256)	$1,497,685	$(3,198,941)	(214%)

Net cash provided by operating activities increased by $100,203 to $806,016 during the six months ended June 30, 2018 from $705,813 during the six months ended June 30, 2017. This increase is primarily attributable to:

●	An increase in net income of $492,628
●	An increase in advance from customers of $170,072
●	An increase in other payables of $389,197

Offset by:

●	A decrease in due from related parties of $702,197
●	A decrease in VAT payable of $221,416

Net cash used in investing activities was $2,528,257 for the six months ended June 30, 2018 as compared to $2,844,159 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we loaned a related party totaled $2,703,764 and received repayment in the amount of $175,507. During the six months ended June 30, 2017, we made advances to our related parties for working capital totaled $9,318,854 and received repayment from our related partiers totaled $6,474,695.

Net cash provided by (used in) financing activities was ($7,849) for the six months ended June 30, 2018 as compared to $3,615,304 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we made repayment to our related parties totaled $7,849. During the six months ended June 30, 2017, we received working capital advances from our related parties totaled $4,004,754 and made repayment to our related parties totaled $389,450.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to June 30, 2018:

	June 30,	December 31,		Percentage
	2018	2017	Change	Change
Current Assets	$3,273,058	$2,302,707	$970,351	42%
Current Liabilities	803,091	466,274	336,817	72%
	$2,469,967	$1,836,433	$633,534	34%

Our working capital increased by $633,534 to $2,469,967 at June 30, 2018 from $1,836,433 at December 31, 2017. This increase in working capital is primarily attributable to:

●	An increase in loans receivable-related party of $2,433,001

Offset by:

●	A decrease in cash and cash equivalents of $1,698,102

●	An increase in other payable of $362,846

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item 3 of Form 10-Q.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosure

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

JIUCAITONG GROUP LIMITED

Date: August 10, 2018	By:	/s/ Xuefei Kang
Xuefei Kang
Chief Executive Officer